Form 10-Q
period 2016-06-30
Texas Republic Capital Corp
filed 2016-08-12
CIK 1560452

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period From                                to                                  .

Commission file number:  000-55621

TEXAS REPUBLIC CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Texas	45-5311713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

115 Wild Basin Road, Suite 306
Austin, Texas 78746
(Address of principal executive offices)

(512) 330-0099
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑           No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of July 31, 2016: 13,939,147 shares

TEXAS REPUBLIC CAPITAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2016

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements

Texas Republic Capital Corporation
Statements of Financial Position

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $2,285,432 and $2,284,507 as of June 30, 2016 and December 31, 2015, respectively)	$2,397,546	$2,275,346
Cash and cash equivalents	9,298,170	8,975,991
Accrued investment income	22,709	22,709
Advances and notes receivable	50,791	39,041
Security deposit	3,992	3,992
Property and equipment, net	3,858	4,797
Total assets	$11,777,066	$11,321,876
Liabilities and Shareholders' Equity
Accounts payable	$2,031	$18,848
Total liabilities	2,031	18,848
Shareholders' equity
Common stock, par value $.01 per share, 25,000,000 shares authorized and 12,865,000 issued and outstanding as of June 30, 2016 and December 31, 2015 and 1,174,747 and 1,009,145 subscribed as of June 30, 2016 and December 31, 2015, respectively.	140,398	138,742
Additional paid-in capital	16,069,837	15,243,483
Offering costs	(2,216,342)	(2,118,916)
Accumulated other comprehensive income (loss)	112,114	(9,161)
Accumulated deficit	(2,330,972)	(1,951,120)
Total shareholders' equity	11,775,035	11,303,028
Total liabilities and shareholders' equity	$11,777,066	$11,321,876

See notes to financial statements (unaudited).

Texas Republic Capital Corporation
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Net investment income	$22,932	$22,915	$45,858	$45,819
Total revenues	22,932	22,915	45,858	45,819
Expenses
Salaries and wages	111,050	127,377	214,600	233,026
Employee benefits	14,563	16,095	33,532	28,679
Taxes, licenses and fees	9,222	10,243	22,982	18,712
Office rent	12,185	16,774	24,889	24,900
Director fees	20,250	2,500	22,750	2,500
Third-party administration fees	12,075	10,797	22,280	21,081
Service and transfer agent fees	3,025	817	6,469	4,321
Travel, meals and entertainment	8,893	3,955	15,125	9,357
Professional fees	18,385	-	38,529	-
Furniture, equipment and software	103	2,943	818	4,151
Office and other expenses	15,399	18,762	23,736	28,742
Total expenses	225,150	210,263	425,710	375,469
Net loss	$(202,218)	$(187,348)	$(379,852)	$(329,650)

Net loss per common share issued and subscribed	$(0.01)	$(0.01)	$(0.03)	$(0.02)

See notes to financial statements (unaudited).

Texas Republic Capital Corporation
Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(202,218)	$(187,348)	$(379,852)	$(329,650)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	65,359	(69,254)	121,275	(24,118)
Total other comprehensive income (loss)	65,359	(69,254)	121,275	(24,118)
Total comprehensive loss	$(136,859)	$(256,602)	$(258,577)	$(353,768)

See notes to financial statements (unaudited).

Texas Republic Capital Corporation
Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2016 and 2015
(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Offering	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Costs	Income (Loss)	Deficit	Equity
Balance as of January 1, 2015	$134,938	$13,345,362	$(1,792,182)	$71,265	$(1,297,039)	$10,462,344
Subscriptions of common stock: $5.00 per share	1,796	896,254	-	-	-	898,050
Offering costs	-	-	(178,441)	-	-	(178,441)
Other comprehensive loss	-	-	-	(24,118)	-	(24,118)
Net loss	-	-	-	-	(329,650)	(329,650)
Balance as of June 30, 2015	$136,734	$14,241,616	$(1,970,623)	$47,147	$(1,626,689)	$10,828,185

Balance as of January 1, 2016	$138,742	$15,243,483	$(2,118,916)	$(9,161)	$(1,951,120)	$11,303,028
Subscriptions of common stock: $5.00 per share	1,656	826,354	-	-	-	828,010
Offering costs	-	-	(97,426)	-	-	(97,426)
Other comprehensive income	-	-	-	121,275	-	121,275
Net loss	-	-	-	-	(379,852)	(379,852)
Balance as of June 30, 2016	$140,398	$16,069,837	$(2,216,342)	$112,114	$(2,330,972)	$11,775,035

See notes to financial statements (unaudited).

Texas Republic Capital Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015

Operating activities
Net loss	$(379,852)	$(329,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(925)	(890)
Provision for depreciation	939	995
Change in assets and liabilities:
Advances and notes receivable	(11,750)	(14,713)
Accounts payable	(16,817)	(12,000)
Net cash used in operating activities	(408,405)	(356,258)

Investing activities
Purchases of furniture and equipment	-	(1,999)
Net cash used in investing activities	-	(1,999)

Financing activities
Proceeds from private stock offerings	828,010	898,050
Offering costs	(97,426)	(178,441)
Net cash provided by financing activities	730,584	719,609

Increase in cash and cash equivalents	322,179	361,352
Cash and cash equivalents, beginning of period	8,975,991	8,056,227
Cash and cash equivalents, end of period	$9,298,170	$8,417,579

See notes to financial statements (unaudited).

Texas Republic Capital Corporation
Notes to Financial Statements
June 30, 2016
(Unaudited)

1.	Organization and Significant Accounting Policies

Nature of Operations

Texas Republic Capital Corporation (the “Company”), was incorporated in Texas on May 15, 2012, for the primary purpose of forming and/or acquiring a life insurance company or insurance related companies and the formation of other financial services businesses.  Since incorporation, the Company has been involved in the sale of common stock to provide working capital.  The Company has completed three private placement stock offerings and during 2014, initiated an intrastate public stock offering in the state of Texas.  The public stock offering intends to raise $25,000,000 by offering 5,000,000 of its Class A common stock.

The Company raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance and subscription of 12,865,000 shares from the private placement offerings.  Through June 30, 2016, the Company has raised $5,873,735 and incurred $1,000,773 of offering costs through the subscription of 1,174,747 shares from the intrastate public stock offering.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.
The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10 and amendments thereto for the year ended December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Investments

Fixed maturity securities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported in accumulated other comprehensive income.  The amortized cost of fixed maturity securities available-for-sale is generally adjusted for amortization of premium and accretion of discount.

Interest income, as well as the related amortization of premium and accretion of discount, is included in net investment income under the effective yield method.  The amortized cost of fixed maturity securities available-for-sale is written down to fair value when a decline in value is considered to be other-than-temporary.

Texas Republic Capital Corporation
Notes to Financial Statements
June 30, 2016
(Unaudited)

1.	Organization and Significant Accounting Policies (continued)

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity.  If a decline in a security's fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.  For fixed maturity securities available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security.  It is not possible to accurately predict when it may be determined that a specific security will become impaired.  Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Likewise, if a change occurs in the Company’s intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that the Company will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.  If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, the Company amortizes the reduced book value back to the security's expected recovery value over the remaining term of the bond.  The Company continues to review the security for further impairment that would prompt another write-down in the value.

Purchases and sales of securities are recorded on a trade-date basis.  Interest earned on investments is recorded on the accrual basis and is included in net investment income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and money market instruments.

Advances and notes Receivable

Notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of notes receivable on the specific identification basis. Uncollectible amounts are reported in the results of operations in the year the determination is made.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and EDP equipment is recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to seven years.

Common Stock

Common stock is fully paid, non-assessable and has a par value of $.01 per share.

Texas Republic Capital Corporation
Notes to Financial Statements
June 30, 2016
(Unaudited)

1.	Organization and Significant Accounting Policies (continued)

Federal Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined using tax bases.

Offering Costs

Certain costs directly related to the sale of the Company's securities are capitalized against the proceeds from the sales.  These costs include legal fees, recruiting and training expenses, commissions, printing, mailing and other expenses related to the offering.

Net Loss Per Common Share Issued and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year.  Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding and subscribed share were 13,991,814 and 13,630,147 for the three months ended June 30, 2016 and 2015, respectively.  The weighted average common shares outstanding were 13,946,047 and 13,586,071 for the six months ended June 30, 2016 and 2015, respectively.

Subsequent Events

On August 1, 2016, the insurance commissioner for the state of Texas approved a charter for a new life insurance company to be named Texas Republic Life Insurance Company (“TRLIC”) that will be a 100% owned subsidiary of the Company.  The life insurance company will be initially capitalized with $3,000,000 cash.

Management has evaluated subsequent events for recognition and disclosure in the financial statements through August 12, 2016, which is the date the financial statements were available to be issued.

Recent Accounting Pronouncements

In February 2016, the FASB issued updated guidance to require lessees to recognize a right-to-use asset and a lease liability for leases with terms of more than 12 months.  The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease).  Both lease classifications require the lessee to record the right-to-use asset and the lease liability based upon the present value of cash flows.  Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-to-use asset.  Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease.  The accounting by lessors is not significantly changed by the updated guidance.  The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements.

The updated guidance is effective for reporting periods beginning after December 15, 2018, and will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Texas Republic Capital Corporation
Notes to Financial Statements
June 30, 2016
(Unaudited)

2.          Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,285,432	$140,500	$28,386	$2,397,546
Total fixed maturity securities	$2,285,432	$140,500	$28,386	$2,397,546

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,284,507	$45,579	$54,740	$2,275,346
Total fixed maturity securities	$2,284,507	$45,579	$54,740	$2,275,346

Texas Republic Capital Corporation
Notes to Financial Statements
June 30, 2016
(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2016 and December 31, 2015 are summarized as follows:

		Unrealized	Number of
June 30, 2016 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$141,562	$6,839	1

Greater than 12 months
Corporate bonds	180,653	21,547	2
Total fixed maturity securities	$322,215	$28,386	3

		Unrealized	Number of
December 31, 2015	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$479,829	$17,830	4

Greater than 12 months
Corporate bonds	165,464	36,910	2
Total fixed maturity securities	$645,293	$54,740	6

As of June 30, 2016 and December 31, 2015 all of the fixed maturity securities had a fair value to amortized cost ratio equal to or greater than 86% and 72%, respectively.  One fixed maturity security with a par value of $150,000 is below investment grade as rated by Standard and Poor’s as of June 30, 2016 and December 31, 2015.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value based on all of the factors considered.  Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.

For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors.  The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security and that difference is charged to earnings.  The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss).

Texas Republic Capital Corporation
Notes to Financial Statements
June 30, 2016
(Unaudited)

2.          Investments (continued)

Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of operations.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of operations in the periods incurred as the difference between fair value and cost.

Based on management’s review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2016 and the year ended December 31, 2015.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2016	December 31, 2015
Net unrealized appreciation (depreciation) on available-for-sale securities	$112,114	$(9,161)

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2016, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after five years through ten years	$2,285,432	$2,397,546

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of net investment income for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)		(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Fixed maturity securities	$22,909	$22,894	$45,813	$45,778
Short-term and other investments	23	21	45	41
Net investment income	$22,932	$22,915	$45,858	$45,819

Texas Republic Capital Corporation
Notes to Financial Statements
June 30, 2016
(Unaudited)

3.          Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) on the measurement date.  The Company also considers the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.

The Company holds fixed maturity securities that are measured and reported at fair market value on the statement of financial position.  The Company determines the fair market values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company has no Level 1 assets that would include securities traded in an active exchange market.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes U.S. Government and agency mortgage-backed debt securities and corporate debt securities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes investments where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level fair value hierarchy.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the valuation inputs, or their ability to be observed, may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting the levels of the fair value hierarchy are reported as transfers in and out of the specific level category as of the beginning of the period in which the reclassifications occur.

Texas Republic Capital Corporation
Notes to Financial Statements
June 30, 2016
(Unaudited)

3.          Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized as follows:

June 30, 2016 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,397,546	$-	$2,397,546
Total fixed maturity securities	$-	$2,397,546	$-	$2,397,546

December 31, 2015	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,275,346	$-	$2,275,346
Total fixed maturity securities	$-	$2,275,346	$-	$2,275,346

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third party investment service. The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources.  Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing.  As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy.  The Company’s Level 2 investments include corporate bonds.

The Company’s fixed maturity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

Texas Republic Capital Corporation
Notes to Financial Statements
June 30, 2016
(Unaudited)

3.          Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets disclosed, but not carried, at fair value as of June 30, 2016 and December 31, 2015 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2016 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$9,298,170	$9,298,170	$9,298,170	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	50,791	50,791	-	-	50,791
Total financial assets	$9,371,670	$9,371,670	$9,298,170	$-	$73,500

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,975,991	$8,975,991	$8,975,991	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	39,041	39,041	-	-	39,041
Total financial assets	$9,037,741	$9,037,741	$8,975,991	$-	$61,750

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed Maturity Securities

The fair value of fixed maturity and equity securities are based on the principles previously discussed as Level 1, Level 2 and Level 3.

Cash and Cash Equivalents, Accrued Investment Income and Advances and Notes Receivable

The carrying value of these financial instruments approximates their fair values due to the expected short-term nature until the cash settlement of these items.  Cash and cash equivalents are included in Level 1 of the fair value hierarchy due to their highly liquid nature.  Accrued investment income and advances and notes receivable are included in Level 3 of the fair value hierarchy due to little or no availability of market activity for these types of assets.

Texas Republic Capital Corporation
Notes to Financial Statements
June 30, 2016
(Unaudited)

4.	Property and Equipment

Property and equipment as of June 30, 2016 and December 31, 2015 is summarized as follows:

	(Unaudited)
	June 30, 2016	December 31, 2015
Total property and equipment	$7,657	$7,657
Less - accumulated depreciation	(3,799)	(2,860)
Property and equipment net of accumulated depreciation	$3,858	$4,797

5.          Income Taxes

The Company annually files federal income tax returns with the Internal Revenue Service.  Temporary differences between financial reporting and tax are not expected to be significant.  The 2012 through 2015 U.S. federal tax years are subject to income tax examination by tax authorities.

As of the six months ended June 30, 2016, the Company has recognized in the financial statements the effects of all tax positions and continually evaluates expiring statutes of limitations, audits, changes in tax law and new authoritative rulings. The Company is not aware of any circumstances or events that make it reasonably possible that unrecognized tax benefits may increase or decrease within 12 months of the balance sheet date. Penalties and interest assessed by taxing authorities are included in the provision for income taxes, if applicable. There were no interest or penalties paid during the six months ended June 30, 2016 and 2015.

A valuation allowance of $752,842 has been established for the amount of net operating losses arising from 2012 through June 30, 2016 since the Company has not demonstrated the ability to generate taxable income.

6.	Concentrations of Credit Risk

The Company’s cash is held at Plains Capital Bank in Austin, Texas and UBS Financial Services, Inc. in Lexington, Kentucky.  The Federal Deposit Insurance Corporation insures non-interest bearing accounts up to $250,000.  Uninsured balances aggregate $8,120,429 as of June 30, 2016.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in this account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.	Lease Commitment

The Company entered into a lease with a third party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement was for the period May 1, 2014 through May 31, 2017.   The lease required a deposit in the amount of $3,992 and also abated the first month’s rent.  The monthly rental payments are $2,432 for the first twelve months with annual increases of approximately 3% thereafter and the Company also pays a pro rata share of the operating expenses of the building.  Rent expense under the lease agreements was $24,889 and $24,900 for the six months ended June 30, 2016 and 2015, respectively.  Future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under non-cancellable lease agreements are $25,839 for July 1, 2016 through December 31, 2016 and $21,533 in 2017.

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalization

Texas Republic Capital Corporation (“we” “us”, “our”, “TRCC” or the “Company”) was incorporated in May 2012 as a financial services holding company.  Between May 2012 and November 2013, we conducted an organizational offering and three private placements of our common stock.  From the organizational offering and private placements, we raised $10,336,500, incurred $1,215,569 of offering costs and issued 12,865,000 of our common stock.  During 2012, the funds raised, offering costs incurred and shares subscribed from the private placements were $5,051,300, $180,835 and 10,636,840, respectively.  During 2013, the funds raised, offering costs incurred and shares subscribed from the private placements were $5,285,200, $1,034,734 and 2,228,160, respectively.

We began an intrastate public offering of our common stock at a price per share of $5.00 on April 2, 2014 and through the 27 month period ended June 30, 2016, we raised $5,873,735, incurred $1,000,773 of offering costs and subscribed 1,174,747 shares.  During 2014, the funds raised, offering costs incurred and shares subscribed from the offering were $3,143,800, $576,613 and 628,760, respectively.  During 2015, the funds raised, offering costs incurred and shares subscribed from the offering were $1,901,925, $326,734 and 380,385.  From January 1, 2016 through June 30, 2016, the funds raised, offering costs incurred and shares subscribed from the offering were $828,010, $97,426 and 165,602.

On August 1, 2016, the insurance commissioner for the state of Texas approved a charter for a new life insurance company to be named Texas Republic Life Insurance Company that will be a 100% owned subsidiary of the Company.  The life insurance company will be initially capitalized with $3,000,000 cash and is expected to sell life insurance products in 2017.

We are a financial services holding company and have incurred significant net losses since our inception.  As of June 30, 2016, we had an accumulated deficit of $2,330,972.  These losses have resulted primarily from cost incurred while raising capital. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums that are sufficient to cover our operating costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  On a continuing basis, we evaluate our estimates and assumptions.

We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Income Taxes

We evaluate our deferred income tax assets, which partially offset our deferred tax liabilities, for any necessary valuation allowances.  In doing so, we consider our ability and potential for recovering income taxes associated with such assets, which involve significant judgment.  Revisions to the assumptions associated with any necessary valuation allowances would be recognized in the financial statements in the period in which such revisions are made.

Results of Operations – Three Months Ended June 30, 2016 and 2015

Revenues

Our revenues come from investment income based on investments in fixed maturity available-for-sale securities.  We will likely not sell insurance products until 2017.  We expect to have revenues from sales of life insurance in the future.

Total revenues were $22,932 for the three months ended June 30, 2016, an increase of $17 from $22,915 for the three months ended June 30, 2015.

Expenses

Our expenses relate to operating a financial services holding company that is in the process of raising capital to form a life insurance company.

Expenses were $225,150 for the three months ended June 30, 2016, an increase of $14,887 from $210,263 for the three months ended June 30, 2015.  An increase in professional fees, director fees and travel, meals and entertainment in excess of declines in salaries and wages, office rent, office and other expenses and furniture, equipment and software accounted for $13,954 of this increase.  We expect our general and administrative expenses to continue to increase in the future as a result of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $202,218, or $(0.01) per common share issued and subscribed, for the three months ended June 30, 2016 compared to a net loss of $187,348, or $(0.01) per share, for the three months ended June 30, 2015.  The $14,870 increase in the net loss was primarily attributable to the increase in expenses described above.  We expect our losses to increase in the future as we incur increased costs to enter and grow into the life insurance business.  The weighted average common shares outstanding were 13,991,814 and 13,630,147 for the three months ended June 30, 2016 and 2015, respectively.

Results of Operations – Six Months Ended June 30, 2016 and 2015

Revenues

Our revenues come from investment income based on investments in fixed maturity available-for-sale securities.  We will likely not sell insurance products until 2017.  We expect to have revenues from sales of life insurance in the future.

Total revenues were $45,858 for the six months ended June 30, 2016, an increase of $39 from $45,819 for the six months ended June 30, 2015.

Expenses

Our expenses relate to operating a financial services holding company that is in the process of raising capital to form a life insurance company.

Expenses were $425,710 for the six months ended June 30, 2016, an increase of $50,241 from $375,469 for the six months ended June 30, 2015.  An increase in professional fees, director fees, travel, meals and entertainment, employee benefits and taxes, licenses and fees in excess of declines in salaries and wages and office and other expenses accounted for $50,238 of this increase.  We expect our general and administrative expenses to continue to increase in the future as a result of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $379,852 or $(0.03) per common share issued and subscribed, for the six months ended June 30, 2016 compared to a net loss of $329,650, or $(0.02) per share, for the six months ended June 30, 2015.  The $50,202 increase in the net loss was primarily attributable to the increase in expenses described above.  We expect our losses to increase in the future as we incur increased cost to enter and grow into the life insurance business.  The weighted average common shares outstanding were 13,946,047 and 13,586,071 for the six months ended June 30, 2016 and 2015, respectively.

Financial Position – As of June 30, 2016 and December 31, 2015

Total assets of the Company increased from $11,321,876 as of December 31, 2015 to $11,777,066 as of June 30, 2016, an increase of $455,190.

The $122,200 increase in available-for-sale fixed maturity securities for the six months ended June 30, 2016 is primarily due to an increase in unrealized appreciation of $121,275.

Advances and notes receivable increased by $11,750 during the six months ended June 30, 2016.

Total liabilities of the Company decreased by $16,817 due to a decrease in accounts payable during the six months ended June 30, 2016.

Total shareholder equity of the Company increased from $11,303,028 as of December 31, 2015 to $11,775,035 as of June 30, 2016, an increase of $472,007.  The increase is due to proceeds from private stock offering of $828,010 and increase in unrealized appreciation of $121,275 that exceeded a net loss from operations of $379,852 and offering costs of $97,426.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering and three private placements of equity securities and an intrastate public stock offering. Through June 30, 2016, we received $16,210,235 from the sale of 14,039,747 shares and incurred offering costs of $2,216,342.  Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $9,298,170 and $8,975,991 as of June 30, 2016 and December 31, 2015, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000.  Uninsured balances aggregate $8,120,429 and $7,846,083 as of June 30, 2016 and December 31, 2015 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least 12 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of the life insurance subsidiary to be formed is uncertain and will require additional capital if it continues to grow.  As discussed above, the Company will initially contribute $3,000,000 of capital to its life insurance subsidiary upon formation which is expected during the third quarter of 2016.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained herein are forward-looking statements. The forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us.

There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements.

These factors include among others:

•	general economic conditions and financial factors, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets;
•
differences between actual experience regarding mortality, morbidity, persistency, surrenders, investment returns, and our pricing assumptions establishing liabilities and reserves or for other purposes;

•	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;
•	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
•	investment losses and defaults;
•	competition in our product lines;
•	attraction and retention of qualified employees and agents;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	the availability, affordability and adequacy of reinsurance protection;
•	the effects of emerging claim and coverage issues;
•	the cyclical nature of the insurance business;
•	interest rate fluctuations;
•	changes in our experiences related to deferred policy acquisition costs;
•	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;
•	rating agencies’ actions;
•	domestic or international military actions;
•	the effects of extensive government regulation of the insurance industry;
•	changes in tax and securities law;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
•	regulatory or legislative changes or developments;
•	the effects of unanticipated events on our disaster recovery and business continuity planning;
•	failures or limitations of our computer, data security and administration systems;
•	risks of employee error or misconduct;
•	the introduction of alternative healthcare solutions;
•	the assimilation of life insurance businesses we acquire and the sound management of these businesses; and
•	the availability of capital to expand our business.
It is not our corporate policy to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others.  In addition, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable developments.
Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Secretary and Treasurer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (“Exchange Act”) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

None
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500.  Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013.  All of these shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in SEC Regulation D, Rule 506.No underwriter was involved in connection with the issuance of our shares, and we paid no finder's fees in the private placements.

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering is continuing and is being sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It is being sold by issuer agents registered with the Texas State Securities Board.  Through June 30, 2016, the Company has raised $5,873,735 from the sale of 1,174,747 shares in this offering.

Item 3.          Defaults Upon Senior Securities.

None

Item 4.          Mine Safety Disclosures

None

Item 5.          Other Information

None

Item 6.          Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL
Information is furnished and not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

August 12, 2016	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

August 12, 2016	By:	/s/ William S. Lay
William S. Lay, Secretary and Treasurer