Form 10-Q
period 2016-09-30
Texas Republic Capital Corp
filed 2016-11-10
CIK 1560452

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    Common stock .01 par value as of November 4, 2016: 13,939,147 shares

TEXAS REPUBLIC CAPITAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Financial Position

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $2,285,903 and $2,284,507 as of September 30, 2016 and December 31, 2015, respectively)	$2,410,404	$2,275,346
Cash and cash equivalents	10,385,672	8,975,991
Accrued investment income	26,384	22,709
Advances and notes receivable	40,613	39,041
Security deposit	3,992	3,992
Property and equipment, net	3,388	4,797
Total assets	$12,870,453	$11,321,876

Liabilities and Shareholders' Equity
Accounts payable	$17,202	$18,848
Total liabilities	17,202	18,848

Shareholders' equity
Common stock, par value $.01 per share, 25,000,000 shares authorized and 13,939,147 and 12,865,000 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively and 396,600 and 1,009,145 subscribed as of September 30, 2016 and December 31, 2015, respectively.	143,357	138,742
Additional paid-in capital	17,546,878	15,243,483
Offering costs	(2,372,646)	(2,118,916)
Accumulated other comprehensive income (loss)	124,501	(9,161)
Accumulated deficit	(2,588,839)	(1,951,120)

Total shareholders' equity	12,853,251	11,303,028
Total liabilities and shareholders' equity	$12,870,453	$11,321,876

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Net investment income	$23,086	$22,919	$68,944	$68,738
Total revenues	23,086	22,919	68,944	68,738
Expenses
Salaries and wages	127,712	115,520	342,312	348,546
Employee benefits	13,708	13,736	47,240	42,415
Taxes, licenses and fees	6,541	5,990	29,523	24,702
Office rent	17,082	12,332	41,971	37,232
Director fees	4,500	22,000	27,250	24,500
Third-party administration fees	27,465	10,824	49,745	31,905
Service and transfer agent fees	7,954	1,546	14,423	5,867
Travel, meals and entertainment	3,000	2,998	18,125	12,355
Professional fees	40,755	5,642	79,284	5,642
Furniture, equipment and software	1,574	242	2,392	4,393
Bad debt	16,315	-	16,315	-
Office and other expenses	14,347	4,204	38,083	32,946
Total expenses	280,953	195,034	706,663	570,503
Net loss	$(257,867)	$(172,115)	$(637,719)	$(501,765)

Net loss per common share issued and subscribed	$(0.02)	$(0.01)	$(0.05)	$(0.04)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(257,867)	$(172,115)	$(637,719)	$(501,765)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	12,387	(20,048)	133,662	(44,166)
Total other comprehensive income (loss)	12,387	(20,048)	133,662	(44,166)
Total comprehensive loss	$(245,480)	$(192,163)	$(504,057)	$(545,931)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2016 and 2015
(Unaudited)
				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Offering	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Costs	Income (Loss)	Deficit	Equity
Balance as of January 1, 2015	$134,938	$13,345,362	$(1,792,182)	$71,265	$(1,297,039)	$10,462,344
Subscriptions of common stock:
$5.00 per share	2,780	1,387,145	-	-	-	1,389,925
Offering costs	-	-	(276,793)	-	-	(276,793)
Other comprehensive loss	-	-	-	(44,166)	-	(44,166)
Net loss	-	-	-	-	(501,765)	(501,765)
Balance as of September 30, 2015	$137,718	$14,732,507	$(2,068,975)	$27,099	$(1,798,804)	$11,029,545

Balance as of January 1, 2016	$138,742	$15,243,483	$(2,118,916)	$(9,161)	$(1,951,120)	$11,303,028
Subscriptions of common stock:
$5.00 per share	4,615	2,303,395	-	-	-	2,308,010
Offering costs	-	-	(253,730)	-	-	(253,730)
Other comprehensive income	-	-	-	133,662	-	133,662
Net loss	-	-	-	-	(637,719)	(637,719)
Balance as of September 30, 2016	$143,357	$17,546,878	$(2,372,646)	$124,501	$(2,588,839)	$12,853,251

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2016	2015

Operating activities
Net loss	$(637,719)	$(501,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(1,396)	(1,344)
Bad debt expense	16,315	-
Provision for depreciation	1,409	1,524
Change in assets and liabilities:
Accrued investment income	(3,675)	(3,675)
Advances and notes receivable	(17,887)	(22,408)
Accounts payable	(1,646)	(12,833)
Net cash used in operating activities	(644,599)	(540,501)

Investing activities
Purchases of furniture and equipment	-	(1,999)
Net cash used in investing activities	-	(1,999)

Financing activities
Proceeds from public stock offering	2,308,010	1,389,925
Offering costs	(253,730)	(276,793)
Net cash provided by financing activities	2,054,280	1,113,132

Increase in cash and cash equivalents	1,409,681	570,632
Cash and cash equivalents, beginning of period	8,975,991	8,056,227
Cash and cash equivalents, end of period	$10,385,672	$8,626,859

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

1.          Organization and Significant Accounting Policies

Nature of Operations

Texas Republic Capital Corporation (the “Company”) is the parent holding company of Texas Republic Life Insurance Company (“TRLIC”).  The Company was incorporated in Texas on May 15, 2012, for the primary purpose of forming and capitalizing a life insurance company subsidiary.

The State of Texas Department of Insurance approved TRLIC’s charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 cash.  The Company owns 100% of TRLIC.

Since incorporation, the Company has been involved in the sale of common stock to provide working capital.  The Company has completed an organizational offering, three private placement stock offerings and during 2014, initiated an intrastate public stock offering in the state of Texas.  The public stock offering intends to raise $25,000,000 by offering 5,000,000 of its common stock.

The Company raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance and subscription of 12,865,000 shares from an organizational offering and three private placement offerings.  Through September 30, 2016, the Company has raised $7,353,735 and incurred $1,157,077 of offering costs through the issuance of 1,074,147 shares of the Company’s common stock and subscription’s of 396,600 shares from the intrastate public stock offering.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.
The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10 and amendments thereto for the year ended December 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiary.  All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

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

Net Loss Per Common Share Issued and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding and subscribed were 14,159,447 and 13,732,566 for the three months ended September 30, 2016 and 2015, respectively.  The weighted average common shares outstanding and subscribed were 14,017,180 and 13,634,903 for the nine months ended September 30, 2016 and 2015, respectively.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through November 10, 2016, which is the date the financial statements were available to be issued.

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of September 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,285,903	$143,875	$19,374	$2,410,404
Total fixed maturity securities	$2,285,903	$143,875	$19,374	$2,410,404

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,284,507	$45,579	$54,740	$2,275,346
Total fixed maturity securities	$2,284,507	$45,579	$54,740	$2,275,346

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2016 and December 31, 2015 are summarized as follows:

		Unrealized	Number of
September 30, 2016 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$147,750	$699	1

Greater than 12 months
Corporate bonds	183,435	18,675	2
Total fixed maturity securities	$331,185	$19,374	3

		Unrealized	Number of
December 31, 2015	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$479,829	$17,830	4

Greater than 12 months
Corporate bonds	165,464	36,910	2
Total fixed maturity securities	$645,293	$54,740	6

As of September 30, 2016 and December 31, 2015, all of the fixed maturity securities had a fair value to amortized cost ratio equal to or greater than 82% and 72%, respectively.  Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of September 30, 2016.  One fixed maturity security with a par value of $150,000 is below investment grade as rated by Standard and Poor’s as of December 31, 2015.

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
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

Based on management’s review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2016 and the year ended December 31, 2015.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	September 30, 2016	December 31, 2015
Net unrealized appreciation (depreciation) on available-for-sale securities	$124,501	$(9,161)

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2016, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after five years through ten years	$2,285,903	$2,410,404

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of net investment income for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)		(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Fixed maturity securities	$22,914	$22,898	$68,727	$68,676
Short-term and other investments	172	21	217	62
Net investment income	$23,086	$22,919	$68,944	$68,738

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

3.          Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized as follows:

September 30, 2016 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,410,404	$-	$2,410,404
Total fixed maturity securities	$-	$2,410,404	$-	$2,410,404

December 31, 2015	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,275,346	$-	$2,275,346
Total fixed maturity securities	$-	$2,275,346	$-	$2,275,346

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

3.          Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets disclosed, but not carried, at fair value as of September 30, 2016 and December 31, 2015 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2016 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,385,672	$10,385,672	$10,385,672	$-	$-
Accrued investment income	26,384	26,384	-	-	26,384
Advances and notes receivable	40,613	40,613	-	-	40,613
Total financial assets	$10,452,669	$10,452,669	$10,385,672	$-	$66,997

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,975,991	$8,975,991	$8,975,991	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	39,041	39,041	-	-	39,041
Total financial assets	$9,037,741	$9,037,741	$8,975,991	$-	$61,750

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

4.          Property and Equipment

Property and equipment as of September 30, 2016 and December 31, 2015 is summarized as follows:

	(Unaudited)
	September 30, 2016	December 31, 2015
Total property and equipment	$7,657	$7,657
Less - accumulated depreciation	(4,269)	(2,860)
Property and equipment net of accumulated depreciation	$3,388	$4,797

5.          Income Taxes

The Company annually files federal income tax returns with the Internal Revenue Service.  Temporary differences between financial reporting and tax are not expected to be significant.  The 2013 through 2015 U.S. federal tax years are subject to income tax examination by tax authorities.

As of the nine months ended September 30, 2016, the Company has recognized in the financial statements the effects of all tax positions and continually evaluates expiring statutes of limitations, audits, changes in tax law and new authoritative rulings. The Company is not aware of any circumstances or events that make it reasonably possible that unrecognized tax benefits may increase or decrease within 12 months of the balance sheet date. Penalties and interest assessed by taxing authorities are included in the provision for income taxes, if applicable. There were no interest or penalties paid during the nine months ended September 30, 2016 and 2015.

A valuation allowance of $836,305 has been established for the amount of net operating losses arising from 2012 through September 30, 2016 since the Company has not demonstrated the ability to generate taxable income.

6.          Concentrations of Credit Risk

The Company’s cash is held at Plains Capital Bank in Austin, Texas, UBS Financial Services, Inc. in Lexington, Kentucky, First Financial Bank in Abilene, Texas and Amarillo National Bank in Amarillo, Texas.  The Federal Deposit Insurance Corporation insures non-interest bearing accounts up to $250,000.  Uninsured balances aggregate $8,441,052 as of September 30, 2016.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in this account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.          Lease Commitment

The Company entered into a lease with a third party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement was for the period May 1, 2014 through May 31, 2017.  The lease required a deposit in the amount of $3,992 and also abated the first month’s rent.  The monthly rental payments are $2,432 for the first twelve months with annual increases of approximately 3% thereafter and the Company also pays a pro rata share of the operating expenses of the building.  Rent expense under the lease agreements was $41,971 and $37,232 for the nine months ended September 30, 2016 and 2015, respectively.  Future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under non-cancellable lease agreements are $12,920 for October 1, 2016 through December 31, 2016 and $21,533 in 2017.

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

We began an intrastate public offering of our common stock at a price per share of $5.00 on April 2, 2014 and through the 30 month period ended September 30, 2016, we raised $7,353,735, incurred $1,157,077 of offering costs and issued 1,074,147 shares of our common stock and subscription’s of 396,600 shares.  During 2014, the funds raised, offering costs incurred and shares subscribed from the offering were $3,143,800, $576,613 and 628,760, respectively.  During 2015, the funds raised, offering costs incurred and shares subscribed from the offering were $1,901,925, $326,734 and 380,385.  From January 1, 2016 through September 30, 2016, the funds raised, offering costs incurred and shares subscribed from the offering were $2,308,010, $253,730 and 461,602.  Of the 1,470,747 shares subscribed during the intrastate public offering, the Company issued 1,074,147 shares of its common stock.

On August 1, 2016, Texas Republic Life Insurance Company’s charter to become a life insurance company was approved by the Texas Department of Insurance.  TRLIC is 100% owned subsidiary of the Company.  TRLIC was capitalized with $3,000,000 cash by the Company and is expected to begin the sale of life insurance products in 2017.

We are a financial services holding company and have incurred significant net losses since our inception. As of September 30, 2016, we had an accumulated deficit of $2,588,839. These losses have resulted primarily from costs incurred while raising capital. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums that are sufficient to cover our operating costs.

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

Results of Operations – Three Months Ended September 30, 2016 and 2015

Revenues

Our revenues come from investment income based on investments in fixed maturity available-for-sale securities.  We will likely not begin selling insurance products until 2017.  We expect to have revenues from sales of life insurance in the future.

Total revenues were $23,086 for the three months ended September 30, 2016, an increase of $167 from $22,919 for the three months ended September 30, 2015.

Expenses

Our expenses relate to operating a financial services holding company and a life insurance company.

Expenses were $280,953 for the three months ended September 30, 2016, an increase of $85,919 from $195,034 for the three months ended September 30, 2015.  An increase in professional fees, third-party administrative fees, bad debt, salaries and wages, office and other expenses, service and transfer agent fees and office rent in excess of a decline in director fees accounted for $84,062 of this increase.  We expect our general and administrative expenses to continue to increase in the future as a result of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $257,867, or $(0.02) per common share issued and subscribed, for the three months ended September 30, 2016 compared to a net loss of $172,115, or $(0.01) per share, for the three months ended September 30, 2015. The $85,752 increase in the net loss was primarily attributable to the increase in expenses described above. We expect our losses to increase in the future as we incur increased costs to enter and grow into the life insurance business.  The weighted average common shares outstanding and subscribed were 14,159,447 and 13,732,566 for the three months ended September 30, 2016 and 2015, respectively.

Results of Operations – Nine Months Ended September 30, 2016 and 2015

Revenues

Our revenues come from investment income based on investments in fixed maturity available-for-sale securities.  We will likely not begin selling insurance products until 2017.  We expect to have revenues from sales of life insurance in the future.

Total revenues were $68,944 for the nine months ended September 30, 2016, an increase of $206 from $68,738 for the nine months ended September 30, 2015.

Expenses

Our expenses relate to operating a financial services holding company and a life insurance company.

Expenses were $706,663 for the nine months ended September 30, 2016, an increase of $136,160 from $570,503 for the nine months ended September 30, 2015.  An increase in professional fees, third-party administrative fees, bad debt,  service and transfer agent fees, travel, meals and entertainment, office and other expenses, employee benefits, taxes, license and fees and office rent in excess of a decline in salaries and wages accounted for $135,411 of this increase.  We expect our general and administrative expenses to continue to increase in the future as a result of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $637,719 or $(0.05) per common share issued and subscribed, for the nine months ended September 30, 2016 compared to a net loss of $501,765, or $(0.04) per share, for the nine months ended September 30, 2015. The $135,954 increase in the net loss was primarily attributable to the increase in expenses described above. We expect our losses to increase in the future as we incur increased cost to enter and grow into the life insurance business.  The weighted average common shares outstanding and subscribed were 14,017,180 and 13,634,903 for the nine months ended September 30, 2016 and 2015, respectively.

Financial Position – As of September 30, 2016 and December 31, 2015

Total assets of the Company increased from $11,321,876 as of December 31, 2015 to $12,870,453 as of September 30, 2016, an increase of $1,548,577.

The $135,058 increase in available-for-sale fixed maturity securities for the nine months ended September 30, 2016 is primarily due to an increase in unrealized appreciation of $133,662.

Total shareholder equity of the Company increased from $11,303,028 as of December 31, 2015 to $12,853,251 as of September 30, 2016, an increase of $1,550,223.  The increase is due to proceeds from the public stock offering of $2,308,010 and increase in unrealized appreciation of $133,662 that exceeded a net loss from operations of $637,719 and offering costs of $253,730.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through September 30, 2016, we received $17,690,235 from the sale of 14,335,747 shares and incurred offering costs of $2,372,646.  Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $10,385,672 and $8,975,991 as of September 30, 2016 and December 31, 2015, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000.  Uninsured balances aggregate $8,441,052 and $7,846,083 as of September 30, 2016 and December 31, 2015 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least 12 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of TRLIC may require additional capital as it continues to grow.  As discussed above, the Company capitalized TRLIC with $3,000,000 cash during the third quarter of 2016.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500.  Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013.  All of these shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in SEC Regulation D, Rule 506.  No underwriter was involved in connection with the issuance of our shares, and we paid no finder's fees in the private placements.

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering is continuing and is being sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It is being sold by issuer agents registered with the Texas State Securities Board.  Through September 30, 2016, the Company has raised $7,353,735 and paid commissions of $735,374 from the sale of 1,470,747 shares in this offering.  Proceeds have been used for working capital and the capitalization of a life insurance company subsidiary.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

November 10, 2016	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

November 10, 2016	By:	/s/ William S. Lay
William S. Lay, Secretary and Treasurer