Form 10-K
period 2016-12-31
Texas Republic Capital Corp
filed 2017-03-16
CIK 1560452

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the fiscal year ended December 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period From                                to                                  .

Commission file number:  000-55621

TEXAS REPUBLIC CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Texas	45-5311713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

115 Wild Basin Road, Suite 306
Austin, Texas 78746
(Address of principal executive offices)

(512) 330-0099
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class
None

Securities registered pursuant to section 12(g) of the Exchange Act:

Title of Each Class
Common Stock, $.01 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer:  ☐     Accelerated filer:  ☐     Non accelerated filer:  ☐     Smaller reporting company:  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of March 16, 2017: 13,937,147 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2017 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

Texas Republic Capital Corporation

Exhibit 21.1
Exhibit 24.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I

Item 1. Business

Business Development

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

Company Capitalization

Since incorporation, the Company has been involved in the sale of common stock to provide working capital.  The Company has completed an organizational offering, three private placement stock offerings and during 2014, initiated an intrastate public stock offering in the state of Texas.  The public stock offering intends to raise $25,000,000 by offering 5,000,000 shares of its common stock.

The Company raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance and subscription of 12,865,000 shares from an organizational offering and three private placement offerings.  Through December 31, 2016, the Company has raised $8,108,235, purchased $10,000 of treasury stock and incurred $1,233,863 of offering costs through the issuance of 1,074,147 shares of common stock and stock subscriptions for 547,500 common shares less treasury stock of  2,000 shares from the intrastate public stock offering.

Financial Information about Segments

The Company only has one segment which is life insurance and annuity operations.

Life Insurance and Annuity Operations

The Company has not started its life insurance and annuity operations.

Governmental Regulation

TRLIC is subject to regulation and supervision by the Texas Department of Insurance (“TDI”).  The insurance laws of Texas give the TDI broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus and (x) regulate the type and amount of permitted investments.

TRLIC can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent.  These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes.

TRLIC is subject to Texas laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the Department of Insurance.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% surplus as regards to policyholders as of December 31, of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, TRLIC is unable to pay dividends.

There are certain factors particular to the life insurance business which may have an adverse effect on the statutory operating results of TRLIC.  One such factor is that the costs associated with issuing a new policy in force is usually greater than the first year’s policy premium.  Accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves often have an adverse effect on statutory operating results.

Employees

As of March 16, 2017, the Company had five full-time employees.

Item 2. Properties

The Company entered into a lease with a third party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement was for the period May 1, 2014 through May 31, 2017.  The lease required a deposit in the amount of $3,992 and also abated the first month’s rent.  The monthly rental payments are $2,432 for the first twelve months with annual increases of approximately 3% thereafter and the Company also pays a pro rata share of the operating expenses of the building.  Rent expense under the lease agreement was $50,583 and $45,502 for the years ended December 31, 2016 and 2015, respectively.  Future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under non-cancellable lease agreements are $21,533 in 2017.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(i)	Holders

As of March 16, 2017, there were approximately 1,237 shareholders of the Company’s outstanding common stock.

(ii)	Dividends

The Company has not paid any cash dividends since inception (May 15, 2012). The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions from the Texas Business Organization Code and other factors relevant at the time the Board of Directors considers a dividend policy. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio and dividends paid by the Company’s subsidiaries.

TRLIC dividends available for distribution are based on provisions of the Texas Insurance Code. Without prior approval from the Commissioner of Insurance of Texas dividends to shareholders are limited to the greater of (a) 10% of TRLIC’s surplus as regards to policyholders as of December 31, next preceding, or (b) the net gain from operations of the insurer company for the twelve-month period ending December 31, next preceding year.

(iii)	Securities Authorized for Issuance Under Equity Compensation Plans

There are no plans under which equity securities are authorized for issuance.

(b)	Related Stockholder Matters

(i)	Sale of unregistered equity securities

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering is continuing and is being sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It is being sold by issuer agents registered with the Texas State Securities Board.  Through December 31, 2016, the Company has raised $8,108,235, purchased $10,000 of treasury stock and paid commissions of $809,124 from the current intrastate stock offering.  Proceeds have been used for working capital and the capitalization of a life insurance company subsidiary.

(c)	Purchases of Equity Securities by Issuer

The Company purchased 2,000 shares of its common stock at a cost of $10,000 during 2016.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Texas Republic Capital Corporation (“we” “us”, “our”, “TRCC” or the “Company”) was incorporated in May 2012 as a financial services holding company.  Between May 2012 and November 2013, we conducted an organizational offering and three private placements of our common stock.  From the organizational offering and private placements, we raised $10,336,500, incurred $1,215,569 of offering costs and issued 12,865,000 shares of our common stock.  During 2012, the funds raised, offering costs incurred and shares subscribed from the private placements were $5,051,300, $180,835 and 10,636,840, respectively.  During 2013, the funds raised, offering costs incurred and shares subscribed from the private placements were $5,285,200, $1,034,734 and 2,228,160, respectively.

We began an intrastate public offering of our common stock at a price per share of $5.00 on April 2, 2014 and through the 33 month period ended December 31, 2016, we raised $8,108,235, purchased $10,000 of treasury stock and incurred $1,233,863 of offering costs through the issuance of 1,074,147 shares of common stock and stock subscriptions for 547,500 common shares less treasury stock of  2,000 shares from the intrastate public stock offering.

During 2014, the funds raised, offering costs incurred and shares subscribed from the offering were $3,143,800, $576,613 and 628,760, respectively.  During 2015, the funds raised, offering costs incurred and shares subscribed from the offering were $1,901,925, $326,734 and 380,385.  From January 1, 2016 through December 31, 2016, the funds raised, offering costs incurred and shares subscribed from the offering were $3,062,510, $330,516 and 612,502.    Of the 1,621,647 shares subscribed during the intrastate public offering, the Company issued 1,074,147 shares of its common stock.  During 2016 we paid $10,000 for 2,000 shares of the Company’s common stock (treasury stock).

On August 1, 2016, Texas Republic Life Insurance Company’s charter to become a life insurance company was approved by the Texas Department of Insurance.  TRLIC is a 100% owned subsidiary of the Company.  TRLIC was capitalized with $3,000,000 cash by the Company and is expected to begin the sale of life insurance products in 2017.

We are a financial services holding company and have incurred significant net losses since our inception. As of December 31, 2016, we had an accumulated deficit of $2,882,616. These losses have resulted primarily from costs incurred while raising capital. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums that are sufficient to cover our operating costs.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. On a continuing basis, we evaluate our estimates and assumptions.

We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

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

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity.  If a decline in a security’s fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.  For fixed maturity securities available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security.  It is not possible to accurately predict when it may be determined that a specific security will become impaired.  Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Likewise, if a change occurs in the Company’s intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that the Company will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.  If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, the Company amortizes the reduced book value back to the security’s expected recovery value over the remaining term of the bond.  The Company continues to review the security for further impairment that would prompt another write-down in the value.

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

Results of Operations – Years Ended December 31, 2016 and 2015

Revenues

Our revenues come from investment income based on investments in fixed maturity available-for-sale securities.  We will likely not begin selling insurance products until 2017.  We expect to have revenues from sales of life insurance in the future.

Total revenues were $92,206 for the year ended December 31, 2016, an increase of $424 from $91,782 for the year ended December 31, 2015.

Expenses

Our expenses relate to operating a financial services holding company and a life insurance company.

Expenses were $1,023,702 for the year ended December 31, 2016, an increase of $277,839 from $745,863 for the year ended December 31, 2015.  An increase in professional fees, third-party administrative fees, recruiting fees, bad debt, salaries and wages, travel, meals and entertainment, director fees, office and other expenses, employee benefits and office rent accounted for $277,200 of this increase.  We expect our general and administrative expenses to continue to increase in the future as a result of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $931,496, or $(0.07) per share, for the year ended December 31, 2016 compared to a net loss of $654,081, or $(0.05) per share, for the year ended December 31, 2015. The $277,415 increase in the net loss was primarily attributable to the increase in expenses described above. We expect our losses to increase in the future as we incur increased costs to enter and grow into the life insurance business.  The weighted average common shares outstanding and subscribed were 14,113,976 and 13,687,880 for the years ended December 31, 2016 and 2015, respectively.

Financial Position –  As of December 31, 2016 and 2015

Total assets of the Company increased from $11,321,876 as of December 31, 2015 to $13,187,732 as of December 31, 2016, an increase of $1,865,856 attributable to the ongoing stock sales.

The $64,734 increase in available-for-sale fixed maturity securities for the year ended December 31, 2016 is primarily due to an increase in unrealized appreciation of $62,862.

Total shareholder equity of the Company increased from $11,303,028 as of December 31, 2015 to $13,156,388 as of December 31, 2016, an increase of $1,853,360.  The increase is due to proceeds from the public stock offering of $3,062,510 and increase in unrealized appreciation of $62,862. Offsetting the gains in equity was a net loss from operations of $931,496, offering costs of $330,516 and treasury stock of $10,000.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through December 31, 2016, we received $18,444,735 from the sale of 14,486,647 shares and incurred offering costs of $2,449,432.  During 2016 we paid $10,000 for 2,000 shares of Company’s common stock (treasury stock).  Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $10,780,672 and $8,975,991 as of December 31, 2016 and 2015, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000.  Uninsured balances aggregate $8,754,470 and $7,846,083 as of December 31, 2016 and December 31, 2015 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

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

Item 8.   Financial Statements
TEXAS REPUBLIC CAPITAL CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Texas Republic Capital Corporation

We have audited the accompanying consolidated statements of financial position of Texas Republic Capital Corporation and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Republic Capital Corporation and Subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois
March 16, 2017

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Financial Position

	December 31, 2016	December 31, 2015

Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $2,286,379 and $2,284,507 as of December 31, 2016 and 2015, respectively)	$2,340,080	$2,275,346
Cash and cash equivalents	10,780,672	8,975,991
Accrued investment income	22,709	22,709
Advances and notes receivable	35,775	39,041
Security deposit	3,992	3,992
Property and equipment, net	4,504	4,797
Total assets	$13,187,732	$11,321,876

Liabilities and Shareholders’ Equity
Accounts payable	$31,344	$18,848
Total liabilities	31,344	18,848

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 13,939,147 and 12,865,000 issued as of December 31, 2016 and 2015, respectively, 13,937,147 and 12,865,000 outstanding as of December 31, 2016 and 2015, respectively and 547,500 and 1,009,145 subscribed as of December 31, 2016 and 2015, respectively.	144,866	138,742
Additional paid-in capital	18,299,869	15,243,483
Treasury stock, at cost (2,000 shares as of December 31, 2016)	(10,000)	-
Offering costs	(2,449,432)	(2,118,916)
Accumulated other comprehensive income (loss)	53,701	(9,161)
Accumulated deficit	(2,882,616)	(1,951,120)

Total shareholders’ equity	13,156,388	11,303,028
Total liabilities and shareholders’ equity	$13,187,732	$11,321,876

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015
Revenues
Net investment income	$92,166	$91,734
Other income	40	48
Total revenues	92,206	91,782
Expenses
Salaries and wages	476,812	455,131
Employee benefits	62,335	56,464
Third-party administration fees	109,668	45,579
Professional fees	98,773	5,695
Office rent	50,583	45,502
Office and other expenses	44,096	37,202
Taxes, licenses and fees	35,632	30,901
Director fees	34,218	27,000
Recruiting fees	33,786	-
Travel, meals and entertainment	27,924	16,476
Bad debt	28,054	-
Service and transfer agent fees	17,264	21,430
Furniture, equipment and software	4,557	4,483
Total expenses	1,023,702	745,863
Net loss	$(931,496)	$(654,081)

Net loss per common share issued and subscribed	$(0.07)	$(0.05)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2016	2015

Net loss	$(931,496)	$(654,081)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	62,862	(80,426)
Total other comprehensive income (loss)	62,862	(80,426)
Total comprehensive loss	$(868,634)	$(734,507)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2016 and 2015

					Accumulated
	Common	Additional			Other		Total
	Stock	Paid-in	Treasury	Offering	Comprehensive	Accumulated	Shareholders’
	$.01 Par Value	Capital	Stock	Costs	Income (Loss)	Deficit	Equity
Balance as of January 1, 2015	$134,938	$13,345,362	$-	$(1,792,182)	$71,265	$(1,297,039)	$10,462,344
Subscriptions of common stock:
$5.00 per share	3,804	1,898,121	-	-	-	-	1,901,925
Offering costs	-	-	-	(326,734)	-	-	(326,734)
Other comprehensive loss	-	-	-	-	(80,426)	-	(80,426)
Net loss	-	-	-	-	-	(654,081)	(654,081)
Balance as of December 31, 2015	$138,742	$15,243,483	$-	$(2,118,916)	$(9,161)	$(1,951,120)	$11,303,028

Subscriptions of common stock:
$5.00 per share	$6,124	$3,056,386	$-	$-	$-	$-	$3,062,510
Purchase of common stock	-	-	(10,000)	-	-	-	(10,000)
Offering costs	-	-	-	(330,516)	-	-	(330,516)
Other comprehensive income	-	-	-	-	62,862	-	62,862
Net loss	-	-	-	-	-	(931,496)	(931,496)
Balance as of December 31, 2016	$144,866	$18,299,869	$(10,000)	$(2,449,432)	$53,701	$(2,882,616)	$13,156,388

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015

Operating activities
Net loss	$(931,496)	$(654,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(1,872)	(1,802)
Bad debt expense	28,054	-
Provision for depreciation	1,962	2,052
Change in assets and liabilities:
Advances and notes receivable	(24,788)	(345)
Accounts payable	12,496	748
Net cash used in operating activities	(915,644)	(653,428)

Investing activities
Purchases of furniture and equipment	(1,669)	(1,999)
Net cash used in investing activities	(1,669)	(1,999)

Financing activities
Proceeds from public stock offering	3,062,510	1,901,925
Offering costs	(330,516)	(326,734)
Purchase of treasury stock	(10,000)	-
Net cash provided by financing activities	2,721,994	1,575,191

Increase in cash and cash equivalents	1,804,681	919,764
Cash and cash equivalents, beginning of period	8,975,991	8,056,227
Cash and cash equivalents, end of period	$10,780,672	$8,975,991

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Since incorporation, the Company has been involved in the sale of common stock to provide working capital.  The Company has completed an organizational offering and three private placement stock offerings. During 2014 the Company initiated an intrastate public stock offering in the state of Texas.  The public stock offering intends to raise up to $25,000,000 by offering 5,000,000 shares of its common stock.

The Company raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance and subscription of 12,865,000 shares from an organizational offering and three private placement offerings.  Through December 31, 2016, the Company has raised $8,108,235, purchased $10,000 of treasury stock and incurred $1,233,863 of offering costs through the issuance of 1,074,147 shares of common stock, subscriptions of 547,500 shares less treasury stock of  2,000 shares from the intrastate public stock offering.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

1.	Organization and Significant Accounting Policies (continued)

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity.  If a decline in a security’s fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.  For fixed maturity securities available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security.  It is not possible to accurately predict when it may be determined that a specific security will become impaired.  Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Likewise, if a change occurs in the Company’s intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that the Company will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.  If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, the Company amortizes the reduced book value back to the security’s expected recovery value over the remaining term of the bond.  The Company continues to review the security for further impairment that would prompt another write-down in the value.

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

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

1.	Organization and Significant Accounting Policies (continued)

Federal Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined using tax bases.

Offering Costs

Certain costs directly related to the sale of the Company’s securities are capitalized against the proceeds from the sales. These costs include legal fees, recruiting and training expenses, commissions, printing, mailing and other expenses related to the offering.

Net Loss Per Common Share Issued and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding and subscribed were 14,113,976 and 13,687,880 for the years ended December 31, 2016 and 2015, respectively.

Related Party Transactions

During 2015 the Company entered into an administrative service agreement with First Trinity Financial Corporation (“FTFC”) for accounting and other services incidental to the operations of the Company.  The Company paid FTFC $54,668 and $13,550 in 2016 and 2015, respectively.  The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through March 16, 2017, which is the date the financial statements were available to be issued.

During the period of January 1, 2017 through March 16, 2017, the Company sold subscription of 277,200 shares for $1,386,000 in the current intrastate stock offering.  This offering will conclude on March 31, 2017.

There were no other significant events to be disclosed.

Recent Accounting Pronouncements

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when an entity must disclose certain relevant conditions and events.  The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued).  The new guidance allows the entity to consider the mitigating effects of management’s plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans.

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

1.	Organization and Significant Accounting Policies (continued)

If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions. The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter.  The adoption of this guidance will not have a material effect on the Company’s results of operations, financial position or liquidity since there are no uncertainties about the Company’s ability to continue as a going concern.

Leases

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

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of December 31, 2016 and 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,286,379	$68,490	$14,789	$2,340,080
Total fixed maturity securities	$2,286,379	$68,490	$14,789	$2,340,080

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,284,507	$45,579	$54,740	$2,275,346
Total fixed maturity securities	$2,284,507	$45,579	$54,740	$2,275,346

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

2. Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2016 and 2015 are summarized as follows:

		Unrealized	Number of
December 31, 2016	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$143,625	$4,872	1

Greater than 12 months
Corporate bonds	192,103	9,917	2
Total fixed maturity securities	$335,728	$14,789	3

		Unrealized	Number of
December 31, 2015	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$479,829	$17,830	4

Greater than 12 months
Corporate bonds	165,464	36,910	2
Total fixed maturity securities	$645,293	$54,740	6

As of December 31, 2016 and 2015, all of the fixed maturity securities had a fair value to amortized cost ratio equal to or greater than 92% and 72%, respectively.  Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of December 31, 2016.  One fixed maturity security with a par value of $150,000 is below investment grade as rated by Standard and Poor’s as of December 31, 2015.

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
December 31, 2016 and 2015

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the years ended December 31, 2016 and 2015.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale are summarized as follows:

	December 31, 2016	December 31, 2015
Net unrealized appreciation (depreciation) on available-for-sale securities	$53,701	$(9,161)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2016, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due after five years through ten years	$2,286,379	$2,340,080

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of net investment income for the years ended December 31, 2016 and 2015 are summarized as follows:

	For the Years Ended December 31,
	2016	2015

Fixed maturity securities	$91,646	$91,577
Short-term and other investments	520	157
Net investment income	$92,166	$91,734

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015 are summarized as follows:

December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,340,080	$-	$2,340,080
Total fixed maturity securities	$-	$2,340,080	$-	$2,340,080

December 31, 2015	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,275,346	$-	$2,275,346
Total fixed maturity securities	$-	$2,275,346	$-	$2,275,346

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets disclosed, but not carried, at fair value as of December 31, 2016 and 2015 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,780,672	$10,780,672	$10,780,672	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	35,775	35,775	-	-	35,775
Total financial assets	$10,839,156	$10,839,156	$10,780,672	$-	$58,484

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,975,991	$8,975,991	$8,975,991	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	39,041	39,041	-	-	39,041
Total financial assets	$9,037,741	$9,037,741	$8,975,991	$-	$61,750

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

4.	Property and Equipment

Property and equipment as of December 31, 2016 and 2015 is summarized as follows:

	December 31, 2016	December 31, 2015
Total property and equipment	$9,326	$7,657
Less - accumulated depreciation	(4,822)	(2,860)
Property and equipment net of accumulated depreciation	$4,504	$4,797

5. Income Taxes

The Company files a federal income tax return but does not file a consolidated tax return with TRLIC.  In 2016 TRLIC had no insurance sales or reserves, however TRLIC will begin insurance operations on April 3, 2017 and will taxed as a life insurance company under the provisions of the Internal Revenue Code.  Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

The Company has net operating loss carryforwards of approximately of $2.8 million expiring in 2032 through 2036.  A valuation allowance of $937,013 has been established for the amount of net operating losses arising from 2012 through 2016 since the Company has not demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all of the losses may not be available for use.

The Company has no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2013 through 2016 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

The Company’s subsidiary TRLIC files a separate federal return.  At August 1, 2016, TRLIC received it’s Certificate of Authority from the Texas department of insurance.  TRLIC has a net operating loss of approximately $0.01 million.

6.	Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest bearing accounts up to $250,000.  Uninsured balances aggregate $8,754,470 as of December 31, 2016.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in this account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.	Lease Commitment

The Company entered into a lease with a third party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement was for the period May 1, 2014 through May 31, 2017.  The lease required a deposit in the amount of $3,992 and also abated the first month’s rent.  The monthly rental payments are $2,432 for the first twelve months with annual increases of approximately 3% thereafter and the Company also pays a pro rata share of the operating expenses of the building.  Rent expense under the lease agreement was $50,583 and $45,502 for the years ended December 31, 2016 and 2015, respectively.  Future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under non-cancellable lease agreements are $21,533 in 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.  (This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section).

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (“Exchange Act”) as of the end of the fiscal period covered by this Annual Report on Form 10-K.  Based upon such evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operating, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Limitations on the Effectiveness of Controls

The Company’s management, including the Certifying Officers, does not expect that the disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 16, 2017	By:	/s/ Timothy R. Miller
Timothy R. Miller
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 16, 2017	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Timothy R. Miller	Date	March 16, 2017
Timothy R. Miller
President and Chief Executive Officer

By	/s/ William S. Lay	Date	March 16, 2017
William S. Lay
Secretary and Treasurer

By	/s/ Charles R. Bailey	Date	March 16, 2017
Charles R. Bailey, Director

By	/s/ Steven D. Braley	Date	March 16, 2017
Steven D. Braley, Director

By	/s/ David L. Cleavinger	Date	March 16, 2017
David L. Cleavinger, Director

By	/s/ Kenneth R. Davis	Date	March 16, 2017
Kenneth R. Davis, Director

By	/s/ Patrick C. Green	Date	March 16, 2017
Patrick C. Green, Director

By	/s/ J. Pete Laney	Date	March 16, 2017
J. Pete Laney, Director

By	/s/ Adrian G. McDonald Jr.	Date	March 16, 2017
Adrian G. McDonald Jr., Director

By	/s/ Alvie J. Mitchell Jr.	Date	March 16, 2017
Alvie J. Mitchell Jr., Director

By	/s/ James E. Sandberg Jr.	Date	March 16, 2017
James E. Sandberg Jr., Director

By	/s/ Vernon R. Woelke	Date	March 16, 2017
Vernon R. Woelke, Director

By	/s/ Gregg E. Zahn	Date	March 16, 2017
Gregg E. Zahn. Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

21.1*	Subsidiaries of Registrant

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith

**
XBRL Information is furnished and not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.