Form 10-Q
period 2017-03-31
Texas Republic Capital Corp
filed 2017-05-15
CIK 1560452

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if he registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of May 15, 2017: 13,936,147 shares

TEXAS REPUBLIC CAPITAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2017

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Financial Position

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $2,286,853 and $2,286,379 as of March 31, 2017 and December 31, 2016, respectively)	$2,353,209	$2,340,080
Cash and cash equivalents	12,148,770	10,780,672
Accrued investment income	26,384	22,709
Advances and notes receivable	25,660	35,775
Security deposit	3,992	3,992
Prepaid and other assets	15,188	-
Property and equipment, net	7,459	4,504
Total assets	$14,580,662	$13,187,732

Liabilities and Shareholders’ Equity
Accounts payable	$41,873	$31,344
Total liabilities	41,873	31,344

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized and 13,939,147 issued as of March 31, 2017 and December 31, 2016, and 13,936,147 and 13,937,147 outstanding as of March 31, 2017 and December 31, 2016, respectively and 919,650 and 547,500 subscribed as of March 31, 2017 and December 31, 2016, respectively.	148,588	144,866
Additional paid-in capital	20,156,897	18,299,869
Treasury stock, at cost (3,000 and 2,000 shares as of March 31, 2017 and December 31, 2016, respectively)	(15,000)	(10,000)
Offering costs	(2,607,624)	(2,449,432)
Accumulated other comprehensive income	66,356	53,701
Accumulated deficit	(3,210,428)	(2,882,616)

Total shareholders’ equity	14,538,789	13,156,388
Total liabilities and shareholders’ equity	$14,580,662	$13,187,732

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Net investment income	$23,566	$22,824
Total revenues	23,566	22,824
Expenses
Salaries and wages	137,000	103,550
Employee benefits	30,642	19,558
Taxes, licenses and fees	15,489	14,760
Office rent	17,583	12,704
Director fees	15,000	2,500
Third-party administration fees	53,650	10,205
Service and transfer agent fees	4,190	3,443
Travel, meals and entertainment	19,618	6,232
Professional fees	45,001	20,144
Furniture, equipment and software	4,087	1,184
Bad debt	-	-
Office and other expenses	9,118	6,179
Total expenses	351,378	200,459
Net loss	$(327,812)	$(177,635)

Net loss per common share issued and subscribed	$(0.02)	$(0.01)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss	$(327,812)	$(177,635)
Other comprehensive income
Total net unrealized gains arising during the period	12,655	55,916
Total other comprehensive income	12,655	55,916
Total comprehensive loss	$(315,157)	$(121,719)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2017 and 2016
(Unaudited)
					Accumulated
	Common	Additional			Other		Total
	Stock	Paid-in	Treasury	Offering	Comprehensive	Accumulated	Shareholders’
	$.01 Par Value	Capital	Stock	Costs	Income (Loss)	Deficit	Equity
Balance as of January 1, 2016	$138,742	$15,243,483	$-	$(2,118,916)	$(9,161)	$(1,951,120)	$11,303,028
Subscriptions of common stock:
$5.00 per share	649	324,361	-	-	-	-	325,010
Offering costs	-	-	-	(42,087)	-	-	(42,087)
Other comprehensive income	-	-	-	-	55,916	-	55,916
Net loss	-	-	-	-	-	(177,635)	(177,635)
Balance as of March 31, 2016	$139,391	$15,567,844	$-	$(2,161,003)	$46,755	$(2,128,755)	$11,464,232

Balance as of January 1, 2017	$144,866	$18,299,869	$(10,000)	$(2,449,432)	$53,701	$(2,882,616)	$13,156,388
Subscriptions of common stock:
$5.00 per share	3,722	1,857,028	-	-	-	-	1,860,750
Purchase of common stock	-	-	(5,000)	-	-	-	(5,000)
Offering costs	-	-	-	(158,192)	-	-	(158,192)
Other comprehensive income	-	-	-	-	12,655	-	12,655
Net loss	-	-	-	-	-	(327,812)	(327,812)
Balance as of March 31, 2017	$148,588	$20,156,897	$(15,000)	$(2,607,624)	$66,356	$(3,210,428)	$14,538,789

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating activities
Net loss	$(327,812)	$(177,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(474)	(460)
Provision for depreciation	586	470
Change in assets and liabilities:
Accrued investment income	(3,675)	(3,675)
Advances and notes receivable	10,115	(15,036)
Prepaid and other assets	(15,188)	-
Accounts payable	10,529	4,649
Net cash used in operating activities	(325,919)	(191,687)

Investing activities
Purchases of furniture and equipment	(3,541)	-
Net cash used in investing activities	(3,541)	-

Financing activities
Proceeds from public stock offering	1,860,750	325,010
Offering costs	(158,192)	(42,087)
Purchase of treasury stock	(5,000)	-
Net cash provided by financing activities	1,697,558	282,923

Increase in cash and cash equivalents	1,368,098	91,236
Cash and cash equivalents, beginning of period	10,780,672	8,975,991
Cash and cash equivalents, end of period	$12,148,770	$9,067,227

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2017
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

Since incorporation, the Company has been involved in the sale of common stock to provide working capital.  The Company has completed an organizational offering, three private placement stock offerings and during 2014, initiated an intrastate public stock offering in the state of Texas.  The public stock offering is registered to raise $25,000,000 by offering 5,000,000 shares of its common stock.

The Company raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance and subscription of 12,865,000 shares from an organizational offering and three private placement offerings.  Through March 31, 2017, the Company has raised $9,968,985 and incurred $1,392,055 of offering costs through the issuance of 1,074,147 shares of the Company’s common stock and subscriptions of 919,650 shares less treasury stock of 3,000 shares from the intrastate public stock offering.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.

The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2016.

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
March 31, 2017
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

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity.  If a decline in a security’s fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.  For fixed maturity securities, available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.

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
March 31, 2017
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

Net Loss Per Common Share Issued and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding and subscribed were 14,628,505 and 13,900,280 for the three months ended March 31, 2017 and 2016, respectively.

Related Party Transactions

During 2015, the Company entered into an administrative service agreement with First Trinity Financial Corporation (“FTFC”) for accounting and other services incidental to the operations of the Company.  The Company paid FTFC $11,150 and $10,205 for the three months ending March 31, 2017 and 2016, respectively.  The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.

Subsequent Events

As of April 2, 2017, the Company ended its intrastate offering.  The Company raised $10,010,485 and incurred $1,392,055 in offering costs.

Management has evaluated subsequent events for recognition and disclosure in the financial statements through May 15, 2017, which is the date the financial statements were available to be issued.

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of March 31, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,286,853	$75,012	$8,656	$2,353,209
Total fixed maturity securities	$2,286,853	$75,012	$8,656	$2,353,209

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,286,379	$68,490	$14,789	$2,340,080
Total fixed maturity securities	$2,286,379	$68,490	$14,789	$2,340,080

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)
2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2017 and December 31, 2016 are summarized as follows:

		Unrealized	Number of
March 31, 2017 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$146,625	$1,920	1

Greater than 12 months
Corporate bonds	95,500	6,736	1
Total fixed maturity securities	$242,125	$8,656	2

		Unrealized	Number of
December 31, 2016	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$143,625	$4,872	1

Greater than 12 months
Corporate bonds	192,103	9,917	2
Total fixed maturity securities	$335,728	$14,789	3

As of March 31, 2017, and December 31, 2016, all of the fixed maturity securities had a fair value to amortized cost ratio equal to or greater than 93% and 92%, respectively.  Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of March 31, 2017 and December 31, 2016.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value based on all the factors considered.  Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.

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
March 31, 2017
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

Based on management’s review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2017 and the year ended December 31, 2016.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	March 31, 2017	December 31, 2016
Net unrealized appreciation (depreciation) on available-for-sale securities	$66,356	$53,701

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2017, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after five years through ten years	$2,286,853	$2,353,209

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of net investment income for the three months ended March 31, 2017 and 2016 are summarized as follows:

	(Unaudited)
	For the three months ended March 31,
	2017	2016

Fixed maturity securities	$22,918	$22,904
Short-term and other investments	648	(80)
Net investment income	$23,566	$22,824

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2017
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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

3.          Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized as follows:

March 31, 2017 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,353,209	$-	$2,353,209
Total fixed maturity securities	$-	$2,353,209	$-	$2,353,209

December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,340,080	$-	$2,340,080
Total fixed maturity securities	$-	$2,340,080	$-	$2,340,080

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

3.          Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets disclosed, but not carried, at fair value as of March 31, 2017 and December 31, 2016 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2017 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,148,770	$12,148,770	$12,148,770	$-	$-
Accrued investment income	26,384	26,384	-	-	26,384
Advances and notes receivable	25,660	25,660	-	-	25,660
Total financial assets	$12,200,814	$12,200,814	$12,148,770	$-	$52,044

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,780,672	$10,780,672	$10,780,672	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	35,775	35,775	-	-	35,775
Total financial assets	$10,839,156	$10,839,156	$10,780,672	$-	$58,484

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

Texas Republic Capital Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

4.          Property and Equipment

Property and equipment as of March 31, 2017 and December 31, 2016 is summarized as follows:

	(Unaudited)
	March 31, 2017	December 31, 2016
Total property and equipment	$12,867	$9,326
Less - accumulated depreciation	(5,408)	(4,822)
Property and equipment net of accumulated depreciation	$7,459	$4,504

5.          Income Taxes

The Company annually files federal income tax returns with the Internal Revenue Service.  Temporary differences between financial reporting and tax are not expected to be significant.  The 2013 through 2016 U.S. federal tax years are subject to income tax examination by tax authorities.

As of the three months ended March 31, 2017, the Company has recognized in the financial statements the effects of all tax positions and continually evaluates expiring statutes of limitations, audits, changes in tax law and new authoritative rulings. The Company is not aware of any circumstances or events that make it reasonably possible that unrecognized tax benefits may increase or decrease within 12 months of the balance sheet date. Penalties and interest assessed by taxing authorities are included in the provision for income taxes, if applicable. There were no interest or penalties paid during the three months ended March 31, 2017 and 2016.

A valuation allowance of $1,068,493 has been established for the amount of net operating losses arising from 2012 through March 31, 2017 since the Company has not demonstrated the ability to generate taxable income.

6.          Concentrations of Credit Risk

The Company’s cash is held at Plains Capital Bank in Austin, Texas, UBS Financial Services, Inc. in Lexington, Kentucky, First Financial Bank in Abilene, Texas and Amarillo National Bank in Amarillo, Texas.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  Uninsured balances aggregate $9,836,166 as of March 31, 2017.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in this account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.          Lease Commitment

The Company entered into a lease with a third party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement ends September 30, 2017.  The lease required a deposit in the amount of $3,992 and also abated the first month’s rent.  The monthly rental payments are $2,432 for the first twelve months with annual increases of approximately 3% thereafter and the Company also pays a pro rata share of the operating expenses of the building.  Rent expense under the lease agreement was $17,583 and $12,704 for the three months ended March 31, 2017 and 2016, respectively.  Future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under non-cancellable lease agreements are $25,839 in 2017.

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

We began an intrastate public offering of our common stock at a price per share of $5.00 on April 2, 2014 and through the period ended March 31, 2017, we raised $9,968,985, repurchased $15,000 of treasury stock, and incurred $1,392,055 of offering costs through the issuance of 1,074,147 shares of our common stock and subscriptions of 919,650 shares.  During 2014, the funds raised, offering costs incurred and shares subscribed from the offering were $3,143,800, $576,613 and 628,760, respectively.  During 2015, the funds raised, offering costs incurred and shares subscribed from the offering were $1,901,925, $326,734 and 380,385.  During 2016 the funds raised, offering costs incurred and shares subscribed from the offering were $3,062,510, $330,516 and 612,502.  For the first three months of 2017 the funds raised, offering costs incurred and shares subscribed from the offering were $1,860,750, $158,192 and 372,150.  Of the 1,993,797 shares subscribed during the intrastate public offering, the Company issued 1,074,147 shares of its common stock.

On August 1, 2016, Texas Republic Life Insurance Company’s charter to become a life insurance company was approved by the Texas Department of Insurance.  TRLIC is 100% owned subsidiary of the Company.  TRLIC was capitalized with $3,000,000 cash by the Company and is expected to begin the sale of life insurance products in 2017.

We are a financial services holding company and have incurred significant net losses since our inception. As of March 31, 2017, we had an accumulated deficit of $3,210,428. These losses have resulted primarily from costs incurred while raising capital. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums that are sufficient to cover our operating costs.

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

Results of Operations – Three Months Ended March 31, 2017 and 2016

Revenues

Our revenues come from investment income based on investments in fixed maturity available-for-sale securities.  We will begin selling insurance products in April 2017.  We expect to have revenues from sales of life insurance in the future.

Total revenues were $23,566 for the three months ended March 31, 2017, an increase of $742 from $22,824 for the three months ended March 31, 2016.

Expenses

Our expenses relate to operating a financial services holding company and a life insurance company.

Expenses were $351,378 for the three months ended March 31, 2017, an increase of $150,919 from $200,459 for the three months ended March 31, 2016.  An increase in third-party administrative fees, salaries and wages, and professional fees accounted for $101,752 of this increase.  We expect our general and administrative expenses to continue to increase in the near future as a result of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $327,812, or $(0.02) per common share issued and subscribed, for the three months ended March 31, 2017 compared to a net loss of $177,635, or $(0.01) per share, for the three months ended March 31, 2016. The $150,177 increase in the net loss was primarily attributable to the increase in expenses described above. We expect our losses to continue in the near future as we incur increased costs to enter and grow into the life insurance business.  The weighted average common shares outstanding and subscribed were 14,628,505 and 13,900,280 for the three months ended March 31, 2017 and 2016, respectively.

Financial Position – As of March 31, 2017 and December 31, 2016

Total assets of the Company increased from $13,187,732 as of December 31, 2016 to $14,580,662 as of March 31, 2017, an increase of $1,392,930.

Cash increased $1,368,098 due to high activity in the intrastate offering as we went through the closeout period.  The first quarter of 2017 was the highest quarter of the offering.  Sales in this quarter exceeded the previous high quarter by 21%.

Total shareholder equity of the Company increased from $13,156,388 as of December 31, 2016 to $14,538,789 as of March 31, 2017, an increase of $1,382,401.  The increase is mainly due to proceeds from the public stock offering of $1,860,750 which exceeded a net loss from operations of $327,812 and offering costs of $158,192.  Additionally, the increase in unrealized appreciation added $12,655 but was somewhat offset by the repurchase of issued shares of $5,000.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through March 31, 2017, we received $20,305,485 from the sale of 14,858,797 shares and incurred offering costs of $2,607,624.  Through March 31, 2017 the Company paid $15,000 for 3,000 shares of the Company’s common stock (treasury stock).  Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $12,148,770 and $10,780,672 as of March 31, 2017 and December 31, 2016, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  Uninsured balances aggregate $9,836,166 and $8,754,470 as of March 31, 2017 and December 31, 2016 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500.  Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013.  All of these shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in SEC Regulation D, Rule 506.  No underwriter was involved in connection with the issuance of our shares, and we paid no finder’s fees in the private placements.

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering is continuing and is being sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It is being sold by issuer agents registered with the Texas State Securities Board.  Through March 31, 2017, the Company has raised $9,968,985 and paid commissions of $964,299 from the sale of 1,993,797 shares in this offering.  Proceeds have been used for working capital and the capitalization of a life insurance company subsidiary.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

May 15, 2017	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

May 15, 2017	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer