Form 10-Q
period 2017-06-30
Texas Republic Capital Corp
filed 2017-08-14
CIK 1560452

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of August 14, 2017: 14,864,097 shares

TEXAS REPUBLIC CAPITAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2017

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Financial Position

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $2,287,338 and $2,286,379 as of June 30, 2017 and December 31, 2016, respectively)	$2,367,619	$2,340,080
Cash and cash equivalents	11,760,809	10,780,672
Accrued investment income	22,709	22,709
Deferred acquisition costs	36,556	-
Advances and notes receivable	20,525	35,775
Security deposit	17,836	3,992
Prepaid and other assets	36,432	-
Furniture and equipment, net	17,142	4,504
Total assets	$14,279,628	$13,187,732

Liabilities and Shareholders’ Equity
Policy liabilities
Future policy benefits	$49,362	$-
Policy claims and other benefits	288	-
Other policyholder liabilities	29,225	-
Total policy liabilities	78,875	-
Accounts payable	51,533	31,344
Total liabilities	130,408	31,344

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized and 14,867,097 and 13,939,147 issued as of June 30, 2017 and December 31, 2016, respectively and 14,864,097 and 13,937,147 outstanding as of June 30, 2017 and December 31, 2016, respectively and 547,500 subscribed as of December 31, 2016.	148,671	144,866
Additional paid-in capital	20,198,314	18,299,869
Treasury stock, at cost (3,000 and 2,000 shares as of June 30, 2017 and December 31, 2016, respectively)	(15,000)	(10,000)
Offering costs	(2,659,696)	(2,449,432)
Accumulated other comprehensive income	80,281	53,701
Accumulated deficit	(3,603,350)	(2,882,616)

Total shareholders’ equity	14,149,220	13,156,388
Total liabilities and shareholders’ equity	$14,279,628	$13,187,732

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Premiums and other considerations	$83,858	$-	$83,858	$-
Net investment income	23,979	22,932	47,545	45,858
Total revenues	107,837	22,932	131,403	45,858
Benefits, claims and expenses
Increase in future policy benefits	49,362	-	49,362	-
Death and other benefits	288	-	288	-
Total benefits and claims	49,650	-	49,650	-
Policy acquisition costs deferred	(36,556)	-	(36,556)	-
Commissions	48,278	-	48,278	-
Salaries and wages	174,692	111,050	311,692	214,600
Employee benefits	26,313	14,563	56,955	33,532
Taxes, licenses and fees	16,949	9,222	32,438	22,982
Office rent	14,680	12,185	32,263	24,889
Director fees	15,216	20,250	30,216	22,750
Third-party administration fees	43,715	12,075	97,365	22,280
Service and transfer agent fees	17,655	3,025	21,845	6,469
Travel, meals and entertainment	40,178	8,893	59,796	15,125
Professional fees	41,203	18,385	86,204	38,529
Furniture, equipment and software	7,192	103	11,279	818
Bad debt	(153)	-	(153)	-
Office and other expenses	41,747	15,399	50,865	23,736
Total benefits, claims and expenses	500,759	225,150	852,137	425,710
Net loss	$(392,922)	$(202,218)	$(720,734)	$(379,852)

Net loss per common share issued and subscribed	$(0.03)	$(0.01)	$(0.05)	$(0.03)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(392,922)	$(202,218)	$(720,734)	$(379,852)
Other comprehensive income
Total net unrealized gains arising during the period	13,925	65,359	26,580	121,275
Total other comprehensive income	13,925	65,359	26,580	121,275
Total comprehensive loss	$(378,997)	$(136,859)	$(694,154)	$(258,577)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2017 and 2016
(Unaudited)

					Accumulated
	Common	Additional			Other		Total
	Stock	Paid-in	Treasury	Offering	Comprehensive	Accumulated	Shareholders’
	$.01 Par Value	Capital	Stock	Costs	Income (Loss)	Deficit	Equity
Balance as of January 1, 2016	$138,742	$15,243,483	$-	$(2,118,916)	$(9,161)	$(1,951,120)	$11,303,028
Subscriptions of common stock: $5.00 per share	1,656	826,354	-	-	-	-	828,010
Offering costs	-	-	-	(97,426)	-	-	(97,426)
Other comprehensive income	-	-	-	-	121,275	-	121,275
Net loss	-	-	-	-	-	(379,852)	(379,852)
Balance as of June 30, 2016	$140,398	$16,069,837	$-	$(2,216,342)	$112,114	$(2,330,972)	$11,775,035

Balance as of January 1, 2017	$144,866	$18,299,869	$(10,000)	$(2,449,432)	$53,701	$(2,882,616)	$13,156,388
Subscriptions of common stock: $5.00 per share	3,805	1,898,445	-	-	-	-	1,902,250
Purchase of common stock	-	-	(5,000)	-	-	-	(5,000)
Offering costs	-	-	-	(210,264)	-	-	(210,264)
Other comprehensive income	-	-	-	-	26,580	-	26,580
Net loss	-	-	-	-	-	(720,734)	(720,734)
Balance as of June 30, 2017	$148,671	$20,198,314	$(15,000)	$(2,659,696)	$80,281	$(3,603,350)	$14,149,220

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Operating activities
Net loss	$(720,734)	$(379,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(959)	(925)
Provision for depreciation	1,351	939
Policy acquisition costs deferred	(36,556)	-
Change in assets and liabilities:
Advances and notes receivable	15,850	(11,750)
Security deposit	(13,844)	-
Prepaid and other assets	(37,032)	-
Future policy benefits	49,362	-
Policy claims	288	-
Other policy liabilities	29,225	-
Accounts payable	20,189	(16,817)
Net cash used in operating activities	(692,860)	(408,405)

Investing activities
Purchases of furniture and equipment	(13,989)	-
Net cash used in investing activities	(13,989)	-

Financing activities
Proceeds from public stock offering	1,902,250	828,010
Offering costs	(210,264)	(97,426)
Purchase of treasury stock	(5,000)	-
Net cash provided by financing activities	1,686,986	730,584

Increase in cash and cash equivalents	980,137	322,179
Cash and cash equivalents, beginning of period	10,780,672	8,975,991
Cash and cash equivalents, end of period	$11,760,809	$9,298,170

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
(Unaudited)

1.          Organization and Significant Accounting Policies

Nature of Operations

Texas Republic Capital Corporation (the “Company”) is the parent holding company of Texas Republic Life Insurance Company (“TRLIC”).  The Company was incorporated in Texas on May 15, 2012, for the primary purpose of forming and capitalizing a life insurance company subsidiary.

The State of Texas Department of Insurance approved TRLIC’s charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 cash and owns 100% of TRLIC.  TRLIC began insurance operations on April 10, 2017 and is currently selling one life and two annuity products in the state of Texas.  The Company also owns an insurance agency; Texas Republic Life Solutions (“TRLS”) which was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 cash and owns 100% of TRLS.

Since incorporation, the Company has been involved in the sale of common stock to provide working capital.  The Company has completed an organizational offering, three private placement stock offerings and an intrastate public stock offering in the state of Texas.  The public stock offering was registered to raise $25,000,000 by offering 5,000,000 shares of its common stock and was completed on April 2, 2017.

The Company raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance of 12,865,000 shares from an organizational offering and three private placement offerings.  The Company raised $10,010,485 and incurred $1,444,127 of offering costs through the issuance of 2,002,097 shares of the Company’s common stock less treasury stock of 3,000 shares from the intrastate public stock offering.

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

The results of operations for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
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

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Uncollectible amounts are reported in the results of operations in the year the determination is made.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
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

Net Loss Per Common Share Issued and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding and subscribed were 14,862,714 and 13,991,814 for the three months ended June 30, 2017 and 2016, respectively. The weighted average common shares outstanding and subscribed were 14,745,610 and 13,946,047 for the six months ended June 30, 2017 and 2016, respectively.

Related Party Transactions

During 2015, the Company entered into an administrative service agreement with First Trinity Financial Corporation (“FTFC”) for accounting and other services incidental to the operations of the Company.  The Company paid FTFC $15,170 and $22,280 for the six months ending June 30, 2017 and 2016, respectively.  The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.  The administrative service agreement with FTFC was terminated effective April 30, 2017.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through August 14, 2017, which is the date the financial statements were available to be issued.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,287,338	$91,185	$10,904	$2,367,619
Total fixed maturity securities	$2,287,338	$91,185	$10,904	$2,367,619

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,286,379	$68,490	$14,789	$2,340,080
Total fixed maturity securities	$2,286,379	$68,490	$14,789	$2,340,080

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2017 and December 31, 2016 are summarized as follows:

		Unrealized	Number of
June 30, 2017 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$246,778	$1,520	2

Greater than 12 months
Corporate bonds	92,750	9,384	1
Total fixed maturity securities	$339,528	$10,904	3

		Unrealized	Number of
December 31, 2016	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$143,625	$4,872	1

Greater than 12 months
Corporate bonds	192,103	9,917	2
Total fixed maturity securities	$335,728	$14,789	3

As of June 30, 2017, and December 31, 2016, all of the fixed maturity securities had a fair value to amortized cost ratio equal to or greater than 90% and 92%, respectively.  Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of June 30, 2017 and December 31, 2016.

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
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

Based on management’s review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2017 and the year ended December 31, 2016.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2017	December 31, 2016
Net unrealized appreciation on available-for-sale securities	$80,281	$53,701

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2017, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$201,379	$196,456
Due after five years through ten years	2,085,959	2,171,163
Total fixed maturity securities	$2,287,338	$2,367,619

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of net investment income for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Fixed maturity securities	$23,079	$22,909	$45,997	$45,813
Short-term and other investments	900	23	1,548	45
Net investment income	$23,979	$22,932	$47,545	$45,858

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
(Unaudited)

3.          Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) on the measurement date.  The Company also considers the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.

The Company holds fixed maturity securities that are measured and reported at fair market value on the consolidated statement of financial position.  The Company determines the fair market values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value, as follows:

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes investments where independent pricing information was not able to be obtained for a significant portion of the underlying assets.The Company has no Level 3 assets.

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
(Unaudited)

3.          Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized as follows:

June 30, 2017 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,367,619	$-	$2,367,619
Total fixed maturity securities	$-	$2,367,619	$-	$2,367,619

December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,340,080	$-	$2,340,080
Total fixed maturity securities	$-	$2,340,080	$-	$2,340,080

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
(Unaudited)

3.          Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets disclosed, but not carried, at fair value as of June 30, 2017 and December 31, 2016 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2017 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$11,760,809	$11,760,809	$11,760,809	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	19,925	19,925	-	-	19,925
Total financial assets	$11,803,443	$11,803,443	$11,760,809	$-	$42,634

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,780,672	$10,780,672	$10,780,672	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	35,775	35,775	-	-	35,775
Total financial assets	$10,839,156	$10,839,156	$10,780,672	$-	$58,484

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed Maturity Securities

The fair value of fixed maturity securities are based on the principles previously discussed as Level 1, Level 2 and Level 3.

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
(Unaudited)

4.          Furniture and Equipment

Furniture and equipment as of June 30, 2017 and December 31, 2016 is summarized as follows:

	(Unaudited)
	June 30, 2017	December 31, 2016
Total furniture and equipment	$23,315	$9,326
Less - accumulated depreciation	(6,173)	(4,822)
Furniture and equipment net of accumulated depreciation	$17,142	$4,504

5.          Income Taxes

The Company annually files federal income tax returns with the Internal Revenue Service.  Temporary differences between financial reporting and tax are not expected to be significant.  The 2013 through 2016 U.S. federal tax years are subject to income tax examination by tax authorities.

As of the six months ended June 30, 2017, the Company has recognized in the financial statements the effects of all tax positions and continually evaluates expiring statutes of limitations, audits, changes in tax law and new authoritative rulings. The Company is not aware of any circumstances or events that make it reasonably possible that unrecognized tax benefits may increase or decrease within 12 months of the statement of financial position date. Penalties and interest assessed by taxing authorities are included in the provision for income taxes, if applicable. There were no interest or penalties paid during the six months ended June 30, 2017 and 2016.

A valuation allowance of $1,198,165 has been established for the amount of net operating losses arising from 2012 through June 30, 2017 since the Company has not demonstrated the ability to generate taxable income.

6.          Concentrations of Credit Risk

The Company’s cash is held at Plains Capital Bank in Austin, Texas, UBS Financial Services, Inc. in Lexington, Kentucky, City National Bank in Cross Lanes, West Virginia, First Financial Bank in Abilene, Texas and Amarillo National Bank in Amarillo, Texas.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  Uninsured balances aggregate $9,666,426 as of June 30, 2017.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in this account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.          Lease Commitment

The Company entered into a lease with a third party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement ends September 30, 2017.  The lease required a deposit in the amount of $3,992 and also abated the first month’s rent.  The monthly rental payments are $2,432 for the first twelve months with annual increases of approximately 3% thereafter and the Company also pays a pro rata share of the operating expenses of the building.  Rent expense under the lease agreement was $14,680 and $12,185 for the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016 rent expense under the lease agreement was $32,263 and $24,889, respectively.

The Company entered into a new 62-month lease agreement with a third party lessor in 2017 for utilization of office space in Austin, Texas.  The lease agreement ends October 31, 2022.  The lease required a deposit in the amount of $7,109 and will also abate the first two month’s rent.  The monthly rental payments are estimated to be $4,864 for the first twelve months after abatement. The Company also pays a pro rata share of the operating expenses of the building.  Total future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under the two non-cancellable lease agreements are $26,925 in 2017, $80,809 in 2018, $82,358 in 2019, $83,907 in 2020, $85,456 in 2021 and $72,289 in 2022.

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

We began an intrastate public offering of our common stock at a price per share of $5.00 on April 2, 2014 and completed that offering on April 2, 2017.  The Company raised $10,010,485 and incurred $1,444,127 of offering costs through the issuance of 2,002,097 shares of the Company’s common stock less treasury stock of 3,000 shares from the intrastate public stock offering.  During 2014, the funds raised, offering costs incurred and shares subscribed from the offering were $3,143,800, $576,613 and 628,760, respectively.  During 2015, the funds raised, offering costs incurred and shares subscribed from the offering were $1,901,925, $326,734 and 380,385, respectively.  During 2016 the funds raised, offering costs incurred and shares subscribed from the offering were $3,062,510, $330,516 and 612,502, respectively.  During 2017 the funds raised, offering costs incurred and shares subscribed from the offering were $1,902,250, $210,264 and 380,450, respectively.

On August 1, 2016, Texas Republic Life Insurance Company’s charter to become a life insurance company was approved by the Texas Department of Insurance.  TRLIC is 100% owned by the Company and was capitalized with $3,000,000 cash. TRLIC sold its first policies in May 2017.

We are a financial services holding company and have incurred significant net losses since our inception. As of June 30, 2017, we had an accumulated deficit of $3,603,350. These losses have resulted primarily from costs incurred while raising capital. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums that are sufficient to cover our operating costs.

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

Results of Operations – Three and Six Months Ended June 30, 2017 and 2016

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities.  We began selling insurance products in May 2017.  Revenue included $83,858 from sales of life insurance.

Investment income was $23,979 for the three months ended June 30, 2017, an increase of $1,047 from $22,932 for the three months ended June 30, 2016.  The increase is from bank interest in 2017 on accounts that were not open in 2016.  Investment income was $47,545 for the six months ended June 30, 2017, an increase of $1,687 from $45,858 for the six months ended June 30, 2016.

Expenses

Our expenses relate to operating a financial services holding company and a life insurance company and some startup costs for our insurance agency.

Expenses were $500,759 for the three months ended June 30, 2017, an increase of $275,609 from $225,150 for the three months ended June 30, 2016.  Expenses were $852,137 for the six months ended June 30, 2017, an increase of $426,427 from $425,710 for the six months ended June 30, 2016.  Increases in third-party administrative fees, salaries and wages, travel and professional fees accounted for $149,385 and $264,523 of the increase for the quarter and YTD, respectively.  Direct insurance related expenses of $61,372 were new during the quarter.  We expect our general and administrative expenses to continue to increase in the near future as a result of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $392,922, or $(0.03) per common share issued and outstanding for the three months ended June 30, 2017 compared to a net loss of $202,218, or $(0.01) per share, for the three months ended June 30, 2016. The net loss was $720,734, or $(0.05) per common share issued and outstanding for the six months ended June 30, 2017 compared to a net loss of $379,852, or $(0.03) per share, for the six months ended June 30, 2016.  The $190,704 and $340,882 increase in the net loss for the three and six months ending June 30, 2017, respectively was primarily attributable to the increase in expenses described above. We expect our losses to continue in the near future as we incur increased costs grow our life insurance business.  The weighted average common shares outstanding and subscribed were 14,862,714 and 13,991,814 for the three months ended June 30, 2017 and 2016, respectively. The weighted average common shares outstanding and subscribed were 14,745,610 and 13,946,047 for the six months ended June 30, 2017 and 2016, respectively.

Financial Position – As of June 30, 2017 and December 31, 2016

Total assets of the Company increased from $13,187,732 as of December 31, 2016 to $14,279,628 as of June 30, 2017, an increase of $1,091,896.

Cash increased $980,137 due to high activity in the intrastate offering as we went through the closeout period.  The first quarter of 2017 was the highest quarter of the offering.  Sales in the first quarter exceeded the previous high quarter by 21%.  The stock offering closed on April 2, 2017.

Total shareholder equity of the Company increased from $13,156,388 as of December 31, 2016 to $14,149,220 as of June 30, 2017, an increase of $992,832.  The increase is mainly due to proceeds from the public stock offering of $1,902,250 which exceeded a net loss from operations of $720,734 and offering costs of $210,264.  Additionally, the increase in unrealized appreciation added $26,580 but was somewhat offset by the repurchase of issued shares of $5,000.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through June 30, 2017, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  Through June 30, 2017 the Company paid $15,000 for 3,000 shares of the Company’s common stock (treasury stock).  Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $11,760,809 and $10,780,672 as of June 30, 2017 and December 31, 2016, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  Uninsured balances aggregate $9,666,426 and $8,754,470 as of June 30, 2017 and December 31, 2016 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least 12 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. Our subsidiaries, TRLIC and TRLS may require additional capital as they continue to grow.  As discussed above, the Company capitalized TRLIC with $3,000,000 cash during the third quarter of 2016 and capitalized TRLS with $50,000 cash during the second quarter of 2017.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500.  Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013.  All of these shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506.  No underwriter was involved in connection with the issuance of our shares, and we paid no finder’s fees in the private placements.

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  At April 2, 2017, the Company has raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Through June 30, 2017 the Company paid $15,000 for 3,000 shares of the Company’s common stock (treasury stock).  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

August 14, 2017	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

August 14, 2017	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer