Form 10-Q
period 2017-09-30
Texas Republic Capital Corp
filed 2017-11-13
CIK 1560452

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2017

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

13215 Bee Cave Parkway, Ste. A120
Austin, Texas 78738
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of November 13, 2017: 14,864,097 shares

TEXAS REPUBLIC CAPITAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Financial Position

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $2,287,827 and $2,286,379 as of September 30, 2017 and December 31, 2016, respectively)	$2,381,914	$2,340,080
Cash and cash equivalents	11,711,535	10,780,672
Accrued investment income	25,886	22,709
Deferred policy acquisition costs	114,801	-
Deferred sales inducement costs	28,000	-
Advances and notes receivable	19,583	35,775
Security deposit	17,836	3,992
Prepaid and other assets	25,736	-
Furniture and equipment, net	29,117	4,504
Total assets	$14,354,408	$13,187,732

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$308,480	$-
Future policy benefits	124,329	-
Policy claims and other benefits	1,367	-
Other policyholder liabilities	12,803	-
Total policy liabilities	446,979	-
Accounts payable	17,608	31,344
Total liabilities	464,587	31,344

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized and 14,867,097 and 13,939,147 issued as of September 30, 2017 and December 31, 2016, respectively and 14,864,097 and 13,937,147 outstanding as of September 30, 2017 and December 31, 2016, respectively and 547,500 subscribed as of December 31, 2016.	148,671	144,866
Additional paid-in capital	20,198,314	18,299,869
Treasury stock, at cost (3,000 and 2,000 shares as of September 30, 2017 and December 31, 2016, respectively)	(15,000)	(10,000)
Offering costs	(2,659,696)	(2,449,432)
Accumulated other comprehensive income	94,087	53,701
Accumulated deficit	(3,876,555)	(2,882,616)

Total shareholders’ equity	13,889,821	13,156,388
Total liabilities and shareholders’ equity	$14,354,408	$13,187,732

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Premiums and other considerations	$129,363	$-	$213,221	$-
Net investment income	23,896	23,086	71,441	68,944
Commission income	149	-	149	-
Total revenues	153,408	23,086	284,811	68,944
Benefits, claims and expenses
Increase in future policy benefits	74,967	-	124,329	-
Death and other benefits	1,079	-	1,367	-
Interest credited to policyholders	480	-	480	-
Total benefits and claims	76,526	-	126,176	-
Policy acquisition costs deferred	(78,245)	-	(114,801)	-
Commissions	90,070	-	138,348	-
Salaries and wages	182,290	127,712	493,982	342,312
Employee benefits	5,915	13,708	62,870	47,240
Taxes, licenses and fees	10,670	6,541	43,108	29,523
Office rent	11,533	17,082	43,796	41,971
Director fees	2,500	4,500	32,716	27,250
Third-party administration fees	47,793	27,465	145,158	49,745
Service and transfer agent fees	5,888	7,954	27,733	14,423
Travel, meals and entertainment	16,317	3,000	76,113	18,125
Professional fees	36,240	40,755	122,444	79,284
Furniture, equipment and software	3,424	1,574	14,703	2,392
Bad debt	-	16,315	-	16,315
Office and other expenses	15,692	14,347	66,404	38,083
Total benefits, claims and expenses	426,613	280,953	1,278,750	706,663
Net loss	$(273,205)	$(257,867)	$(993,939)	$(637,719)

Net loss per common share issued and subscribed	$(0.02)	$(0.02)	$(0.07)	$(0.05)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(273,205)	$(257,867)	$(993,939)	$(637,719)
Other comprehensive income
Total net unrealized gains arising during the period	13,806	12,387	40,386	133,662
Total other comprehensive income	13,806	12,387	40,386	133,662
Total comprehensive loss	$(259,399)	$(245,480)	$(953,553)	$(504,057)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2017 and 2016
(Unaudited)

					Accumulated
	Common	Additional			Other		Total
	Stock	Paid-in	Treasury	Offering	Comprehensive	Accumulated	Shareholders’
	$.01 Par Value	Capital	Stock	Costs	Income (Loss)	Deficit	Equity
Balance as of January 1, 2016	$138,742	$15,243,483	$-	$(2,118,916)	$(9,161)	$(1,951,120)	$11,303,028
Subscriptions of common stock: $5.00 per share	4,615	2,303,395	-	-	-	-	2,308,010
Offering costs	-	-	-	(253,730)	-	-	(253,730)
Other comprehensive income	-	-	-	-	133,662	-	133,662
Net loss	-	-	-	-	-	(637,719)	(637,719)
Balance as of September 30, 2016	$143,357	$17,546,878	$-	$(2,372,646)	$124,501	$(2,588,839)	$12,853,251

Balance as of January 1, 2017	$144,866	$18,299,869	$(10,000)	$(2,449,432)	$53,701	$(2,882,616)	$13,156,388
Subscriptions of common stock: $5.00 per share	3,805	1,898,445	-	-	-	-	1,902,250
Purchase of common stock	-	-	(5,000)	-	-	-	(5,000)
Offering costs	-	-	-	(210,264)	-	-	(210,264)
Other comprehensive income	-	-	-	-	40,386	-	40,386
Net loss	-	-	-	-	-	(993,939)	(993,939)
Balance as of September 30, 2017	$148,671	$20,198,314	$(15,000)	$(2,659,696)	$94,087	$(3,876,555)	$13,889,821

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Operating activities
Net loss	$(993,939)	$(637,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(1,448)	(1,396)
Bad debt	-	16,315
Provision for depreciation	2,115	1,409
Policy acquisition costs deferred	(114,801)	-
Interest credited to policyholders	480	-
Change in assets and liabilities:
Accrued investment income	(3,177)	(3,675)
Advances and notes receivable	16,192	(17,887)
Security deposit	(13,844)	-
Prepaid and other assets	(25,736)	-
Future policy benefits	124,329	-
Policy claims	1,367	-
Other policy liabilities	12,803	-
Accounts payable	(13,736)	(1,646)
Net cash used in operating activities	(1,009,395)	(644,599)

Investing activities
Purchases of furniture and equipment	(26,728)	-
Net cash used in investing activities	(26,728)	-

Financing activities
Proceeds from public stock offering	1,902,250	2,308,010
Offering costs	(210,264)	(253,730)
Purchase of treasury stock	(5,000)	-
Policyholder deposits	280,000	-
Net cash provided by financing activities	1,966,986	2,054,280

Increase in cash and cash equivalents	930,863	1,409,681
Cash and cash equivalents, beginning of period	10,780,672	8,975,991
Cash and cash equivalents, end of period	$11,711,535	$10,385,672

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

1.          Organization and Significant Accounting Policies

Nature of Operations

Texas Republic Capital Corporation (the “Company”) is the parent holding company of Texas Republic Life Insurance Company (“TRLIC”) and Texas Republic Life Solutions, Inc.  (“TRLS”).  The Company was incorporated in Texas on May 15, 2012, for the primary purpose of forming and capitalizing a life insurance company subsidiary.

The Texas Department of Insurance approved TRLIC’s charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 cash and owns 100% of TRLIC.  TRLIC began insurance operations on April 10, 2017 and is currently selling one life and two annuity products in the state of Texas.  The Company also owns an insurance agency; Texas Republic Life Solutions (“TRLS”) which was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 cash and owns 100% of TRLS.

Since incorporation, the Company has been involved in the sale of common stock to provide working capital.  The Company has completed an organizational offering, three private placement stock offerings and an intrastate public stock offering in the state of Texas.  The intrastate public stock offering was registered to raise $25,000,000 by offering 5,000,000 shares of its common stock and was completed on April 2, 2017.  The Company raised $10,010,485 and incurred $1,444,127 of offering costs through the issuance of 2,002,097 shares of the Company’s common stock less treasury stock of 3,000 shares from this intrastate public stock offering.  The Company also raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance of 12,865,000 shares from the organizational offering and three private placement offerings.

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

The results of operations for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2016.

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
September 30, 2017
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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over life of the policy.  Deferred acquisition costs, (DAC), consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of the policies, using the same assumptions as were used in computing liabilities for future policy benefits.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Deferred Sales Inducement Costs

Sales inducement costs (SIC) are related to policy bonuses issued on some of our annuity products.  SIC is deferred and amortized over the period of the bonus.  The amount is based on the difference between the fund value with the bonus and the fund value without the bonus.  The amortization period for each policy bonus amount will be over the life of the bonus or the policy, whichever is shorter.  Amortization can be accelerated by withdrawals and surrenders.  There was $28,000 of SIC deferred for the three months and nine months ending September 30, 2017.  The total deferred SIC at September 30, 2017 was $28,000 and there was no amortization expense in 2017.  There was no SIC deferred or amortized during 2016.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and EDP equipment is recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to seven years.

Policy Liabilities

Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon our experience.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of policy liabilities and the increase in future policy benefit reserves.  Management’s judgments and estimates for future policy benefit reserves provide for possible unfavorable deviation.

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

Net Loss Per Common Share Issued and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding and subscribed were 14,864,097 and 14,159,447 for the three months ended September 30, 2017 and 2016, respectively. The weighted average common shares outstanding and subscribed were 14,785,105 and 14,017,180 for the nine months ended September 30, 2017 and 2016, respectively.

Related Party Transactions

During 2015, the Company entered into an administrative service agreement with First Trinity Financial Corporation (“FTFC”) for accounting and other services incidental to the operations of the Company.  The Company paid FTFC $15,045 and $35,855 for the nine months ending September 30, 2017 and 2016, respectively related to this agreement.  The Company also paid FTFC $1,088 for additional services performed outside of the agreement.  The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.  The administrative service agreement with FTFC was terminated effective April 30, 2017.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to September 30, 2017 through the date that these financial statements have been issued.

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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of September 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,287,827	$102,367	$8,280	$2,381,914
Total fixed maturity securities	$2,287,827	$102,367	$8,280	$2,381,914

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,286,379	$68,490	$14,789	$2,340,080
Total fixed maturity securities	$2,286,379	$68,490	$14,789	$2,340,080

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2017 and December 31, 2016 are summarized as follows:

		Unrealized	Number of
September 30, 2017 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$-	$-	-

Greater than 12 months
Corporate bonds	93,750	8,280	1
Total fixed maturity securities	$93,750	$8,280	1

		Unrealized	Number of
December 31, 2016	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$143,625	$4,872	1

Greater than 12 months
Corporate bonds	192,103	9,917	2
Total fixed maturity securities	$335,728	$14,789	3

As of September 30, 2017, and December 31, 2016, all of the fixed maturity securities had a fair value to amortized cost ratio equal to or greater than 92%.  Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of September 30, 2017 and December 31, 2016.

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
September 30, 2017
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

Based on management’s review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2017 and the year ended December 31, 2016.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	September 30, 2017	December 31, 2016
Net unrealized appreciation on available-for-sale securities	$94,087	$53,701

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2017, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$201,311	$197,899
Due after five years through ten years	2,086,516	2,184,015
Total fixed maturity securities	$2,287,827	$2,381,914

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of net investment income for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Fixed maturity securities	$22,283	$22,914	$68,280	$68,727
Short-term and other investments	1,613	172	3,161	217
Net investment income	$23,896	$23,086	$71,441	$68,944

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017
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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes investments where independent pricing information was not able to be obtained for a significant portion of the underlying assets. The Company has no Level 3 assets.

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

3.          Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized as follows:

September 30, 2017 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,381,914	$-	$2,381,914
Total fixed maturity securities	$-	$2,381,914	$-	$2,381,914

December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,340,080	$-	$2,340,080
Total fixed maturity securities	$-	$2,340,080	$-	$2,340,080

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service.  The third-party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources.  Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third-party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing.  As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy.  The Company’s Level 2 investments include corporate bonds.

The Company’s fixed maturity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

3.          Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2017 and December 31, 2016 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2017 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$11,711,535	$11,711,535	$11,711,535	$-	$-
Accrued investment income	25,886	25,886	-	-	25,886
Advances and notes receivable	19,583	19,583	-	-	19,583
Total financial assets	$11,757,004	$11,757,004	$11,711,535	$-	$45,469

Financial liabilities
Policyholders’ account balances	$308,480	$308,480	$-	$-	$308,480
Policy claims	1,367	1,367	-	-	1,367
Total financial liabilities	$309,847	$309,847	$-	$-	$309,847

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,780,672	$10,780,672	$10,780,672	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	35,775	35,775	-	-	35,775
Total financial assets	$10,839,156	$10,839,156	$10,780,672	$-	$58,484

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed Maturity Securities

The fair value of fixed maturity securities is based on the principles previously discussed as Level 1, Level 2 and Level 3.

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

Policyholders’ Account Balances

The Company recorded the first sales of investment-type insurance contracts (accumulation annuities) during the current quarter.  The fair value for these liabilities currently approximate the carrying amount.

The fair values for insurance contracts other than investment-type contracts are not required to be disclosed

Policy Claims

The carrying amounts reported for these liabilities approximate their fair value.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

4.          Furniture and Equipment

Furniture and equipment as of September 30, 2017 and December 31, 2016 is summarized as follows:

	(Unaudited)
	September 30, 2017	December 31, 2016
Total furniture and equipment	$36,055	$9,326
Less - accumulated depreciation	(6,938)	(4,822)
Furniture and equipment net of accumulated depreciation	$29,117	$4,504

The significant increase in furniture and equipment are purchases for our new leased office space.  These assets went into service October 1, 2017.  Initial depreciation for these assets will be reflected in the December 31, 2017 10-K.

5.          Income Taxes

The Company annually files federal income tax returns with the Internal Revenue Service.  Temporary differences between financial reporting and tax are not expected to be significant.  The 2013 through 2016 U.S. federal tax years are subject to income tax examination by tax authorities.

As of the nine months ended September 30, 2017, the Company has recognized in the financial statements the effects of all tax positions and continually evaluates expiring statutes of limitations, audits, changes in tax law and new authoritative rulings. The Company is not aware of any circumstances or events that make it reasonably possible that unrecognized tax benefits may increase or decrease within 12 months of the statement of financial position date. Penalties and interest assessed by taxing authorities are included in the provision for income taxes, if applicable. There were no interest or penalties paid during the nine months ended September 30, 2017 and 2016.

A valuation allowance of $1,286,361 has been established for the amount of net operating losses arising from 2012 through September 30, 2017 since the Company has not demonstrated the ability to generate taxable income.

6.          Concentrations of Credit Risk

The Company’s cash is held at Plains Capital Bank in Austin, Texas, UBS Financial Services, Inc. in Lexington, Kentucky, City National Bank in Cross Lanes, West Virginia, First Financial Bank in Abilene, Texas and Amarillo National Bank in Amarillo, Texas.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  Uninsured balances aggregate $9,408,040 as of September 30, 2017.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in this account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.          Lease Commitment

The Company entered into a lease with a third-party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement ends September 30, 2017.  The lease required a deposit in the amount of $3,992 and also abated the first month’s rent.  The monthly rental payments are $2,432 for the first twelve months with annual increases of approximately 3% thereafter and the Company also pays a pro rata share of the operating expenses of the building.  Rent expense under the lease agreement was $11,533 and $17,082 for the three months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016 rent expense under the lease agreement was $43,796 and $41,971, respectively.

The Company entered into a new 62-month lease agreement with a third-party lessor in 2017 for utilization of office space in Austin, Texas.  The lease agreement ends November 30, 2022.  The lease required a deposit in the amount of $7,109 and will also abate the first two month’s rent.  The monthly rental payments are estimated to be $4,864 for the first twelve months after abatement. The Company also pays a pro rata share of the operating expenses of the building.  Total future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under the current non-cancellable lease agreements are $6,713 in 2017, $80,680 in 2018, $82,229 in 2019, $83,778 in 2020, $85,327 in 2021 and $79,518 in 2022.

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

We are a financial services holding company and have incurred significant net losses since our inception. As of September 30, 2017, we had an accumulated deficit of $3,876,555. These losses have resulted primarily from costs incurred while raising capital. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance and annuity policies that provides premiums that are sufficient to cover our operating costs.

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

Results of Operations – Three and Nine Months Ended September 30, 2017 and 2016

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities.  We began selling insurance products in May 2017.  Revenue included $129,363 from sales of life insurance for the three months ended September 30, 2017.  For the nine months ended September 30, 2017 revenue included $213,221 from sales of life insurance.  The Company also accepted annuity deposits of $280,000 in the three months ended September 30, 2017 which will generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $23,896 for the three months ended September 30, 2017, an increase of $810 from $23,086 for the three months ended September 30, 2016.  The increase is from bank interest in 2017 on accounts that were not open in 2016.  Investment income was $71,441 for the nine months ended September 30, 2017, an increase of $2,497 from $68,944 for the nine months ended September 30, 2016.

Expenses

Our expenses relate to operating a financial services holding company and a life insurance company and some startup costs for our insurance agency.

Expenses were $426,613 for the three months ended September 30, 2017, an increase of $145,660 from $280,953 for the three months ended September 30, 2016.  Expenses were $1,278,750 for the nine months ended September 30, 2017, an increase of $572,087 from $706,663 for the nine months ended September 30, 2016.  Increases in third-party administrative fees, salaries and wages, travel and professional fees accounted for $83,708 and $348,231 of the increase for the quarter and YTD, respectively.  Direct insurance related expenses were $409,080 and $13,890 during the nine months ending September 30, 2017 and 2016 respectively.  We expect our general and administrative expenses to continue to increase in the near future because of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $273,205, or $(0.02) per common share issued and outstanding for the three months ended September 30, 2017 compared to a net loss of $257,867, or $(0.02) per share, for the three months ended September 30, 2016. The net loss was $993,939, or $(0.07) per common share issued and outstanding for the nine months ended September 30, 2017 compared to a net loss of $637,719, or $(0.05) per share, for the nine months ended September 30, 2016.  The $15,338 and $356,220 increase in the net loss for the three and nine months ending September 30, 2017, respectively was primarily attributable to the increase in expenses described above. We expect our losses to continue in the near future as we incur increased costs to grow our life insurance business.  The weighted average common shares outstanding and subscribed were 14,864,097 and 14,159,447 for the three months ended September 30, 2017 and 2016, respectively. The weighted average common shares outstanding and subscribed were 14,785,105 and 14,017,180 for the nine months ended September 30, 2017 and 2016, respectively.

Financial Position – As of September 30, 2017 and December 31, 2016

Total assets of the Company increased from $13,187,732 as of December 31, 2016 to $14,354,408 as of September 30, 2017, an increase of $1,166,676.

Cash increased $930,863 due to high activity in the intrastate offering as we went through the closeout period.  The first quarter of 2017 was the highest quarter of the offering.  Sales in the first quarter exceeded the previous high quarter by 21%.  The stock offering closed on April 2, 2017.

Total shareholder equity of the Company increased from $13,156,388 as of December 31, 2016 to $13,889,821 as of September 30, 2017, an increase of $733,433.  The increase is mainly due to proceeds from the public stock offering of $1,902,250 which exceeded a net loss from operations of $993,939 and offering costs of $210,264.  Additionally, the increase in unrealized appreciation added $40,386 but was somewhat offset by the repurchase of issued shares of $5,000.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through September 30, 2017, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  Through September 30, 2017 the Company paid $15,000 for 3,000 shares of the Company’s common stock (treasury stock).  Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $11,711,535 and $10,780,672 as of September 30, 2017 and December 31, 2016, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  Uninsured balances aggregate $9,408,040 and $8,754,470 as of September 30, 2017 and December 31, 2016 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  At April 2, 2017, the Company has raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Through September 30, 2017 the Company paid $15,000 for 3,000 shares of the Company’s common stock (treasury stock).  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

November 13, 2017	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

November 13, 2017	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer