Form 10-K
period 2017-12-31
Texas Republic Capital Corp
filed 2018-03-13
CIK 1560452

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the fiscal year ended December 31, 2017

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

13215 Bee Cave Parkway, Ste A120
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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Common stock $.01 par value as of March 13, 2018: 14,864,097 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2018 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.

Company Capitalization

From incorporation through April 2, 2017 the Company was involved in the sale of common stock to provide working capital.  During this time the Company completed an organizational offering, three private placement stock offerings and an intrastate public stock offering in the state of Texas.  The Company raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance of 12,865,000 shares from the organizational offering and three private placement offerings. The intrastate public stock offering was registered to raise $25,000,000 by offering 5,000,000 shares of its common stock and ended on April 2, 2017.  This offering raised $10,010,485 and incurred $1,444,127 of offering costs through the sale of 2,002,097 shares of the common stock.

Financial Information about Segments

The Financial Accounting Standards Board (“FASB”) guidance requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The Company has evaluated our operations and has determine there is not definitive segregation between corporate and insurance operations or between life and annuity operations.  Therefore, the Company reports only consolidated operations.

Life Insurance and Annuity Operations

The Company began selling its life insurance and annuity products on April 3, 2017.  TRLIC currently has one life and two annuity products.  The life product is a modified whole life product with an annuity rider.  It is a ten or twenty year paid up policy, based on policyholder age, with 50% of the premium deposited into the annuity in years 2-10/20.  The annuity products are 5-year and 10-year fixed annuities.  Based on the product selected there is a 5% or 10% premium bonus immediately credited to the account balance which is vested over five or ten years unless surrendered prior to the end of the vesting period.

Competition and Ratings

TRLIC operates in a mature and highly competitive industry. We compete with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Competition is intense because the life insurance industry is consolidating, with larger, more efficient and more effective organizations emerging from consolidation. Many of these companies have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings.  Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency.  Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes and the performance of investments.

In order to compete successfully, life insurers focus initiatives toward improved technology and distribution, defined end market targets, speed to the market in terms of product development, and customer relationship management as ways of gaining a competitive edge. The Company’s management believes that it can be competitive in the market by servicing niche markets that are underserved by larger insurers.  By developing specialized products, the Company will reach underinsured segments providing cost effective solutions for our client’s needs.  Additionally, the Company can react quickly to changing market conditions and to bring new products to the market to service our client’s needs.

Reinsurance

TRLIC cedes reinsurance allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth and risk diversification. TRLIC reinsures all amounts of risk on any one life in excess of $50,000 for individual life insurance to Optimum Re Insurance Company (“Optimum Re”).

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

There are certain factors specific to the life insurance business which may have an adverse effect on the statutory operating results of TRLIC.  One such factor is that the costs associated with issuing a new policy in force is usually greater than the first year’s policy premium.  Accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves often have an adverse effect on statutory operating results.

Employees

As of March 13, 2018, the Company had five full-time employees and one part-time employee.

Item 2. Properties

The Company entered into a lease with a third-party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement ended September 30, 2017.  The lease required a deposit in the amount of $3,992 and abated the first month’s rent.  The monthly rental payments were $2,432 for the first twelve months with annual increases of approximately 3% thereafter and the Company also paid a pro rata share of the operating expenses of the building.

The Company entered into a new 62-month lease agreement with a third-party lessor in 2017 for utilization of office space in Austin, Texas.  The lease agreement ends November 30, 2022.  The lease required a deposit in the amount of $7,109 and abated the first two month’s rent.  The monthly rental payments are $4,864 for the first twelve months after abatement.  The Company also pays a pro rata share of the operating expenses of the building.  Rent expense was $56,946 under the two agreements for the twelve months ended December 31, 2017 and $50,583 for the twelve months ended December 31, 2016 under the expired agreement.  Total future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under the current non-cancellable lease agreement are $80,938 in 2018, $82,487 in 2019, $84,036 in 2020, $85,585 in 2021 and $78,485 in 2022.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Trading of the Company’s common stock is limited, and an established public market does not exist.

(i)	Holders

As of March 13, 2018, there were 1,576 shareholders of the Company’s outstanding common stock.

(ii)	Dividends

The Company has not paid any cash dividends since inception (May 15, 2012). The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company’s earnings and financial condition, applicable legal restrictions from the Texas Business Organization Code and other factors relevant at the time the Board of Directors considers a dividend policy. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio and dividends paid by the Company’s subsidiaries.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and incurred offering costs of  $1,444,127 from the sale of 2,002,097 shares in this offering.  Through December 31, 2017 the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock.  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.

(c)	Purchases of Equity Securities by Issuer

The Company purchased 1,000 shares of its common stock at a cost of $5,000 during 2017 and 2,000 shares of its common stock at a cost of $10,000 during 2016.

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  Texas Republic Life Solutions (“TRLS”), an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.

We are a financial services holding company and have incurred significant net losses since our inception. As of December 31, 2017, we had an accumulated deficit of $4,218,199. These losses have resulted primarily from costs incurred while raising capital. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums that are sufficient to cover our operating costs.

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

Results of Operations – Years Ended December 31, 2017 and 2016

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities.  We began selling insurance products in May 2017.  Revenue included $304,163 from sales of life insurance for the twelve months ended December 31, 2017.  The Company also accepted annuity considerations of $1,398,041 during 2017 which will generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $96,678 for the year ending December 31, 2017, an increase of $4,790 from $91,888 for the year ended December 31, 2016.  The increase is from bank interest in 2017 on accounts that were not open until the later part of 2016.  Total revenues were $401,213 for the year ended December 31, 2017, an increase of $309,325 from $91,888 for the year ended December 31, 2016.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $1,736,796 for the year ended December 31, 2017, an increase of $713,412 from $1,023,384 for the year ended December 31, 2016.  Direct policy related expense of $217,658 related to commissions, policyholder benefits and deferred expense were new in 2017.  Increases in professional fees, third-party administrative fees, salaries, wages and benefits, travel, meals and entertainment, and office and other expenses accounted for $453,050 of this increase.  We expect our general and administrative expenses to continue to increase in the future based on administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $1,335,583, or $(0.09) per share, for the year ended December 31, 2017 compared to a net loss of $931,496, or $(0.07) per share, for the year ended December 31, 2016. The $404,087 increase in the net loss was primarily attributable to the increase in expenses described above. We expect our losses to increase in the future as we incur increased costs to grow the life insurance business.  The weighted average common shares outstanding and subscribed were 14,804,853 and 14,113,976 for the years ended December 31, 2017 and 2016, respectively.  The total shares outstanding and subscribed were 14,864,097 and 14,484,647 at December 31, 2017 and 2016, respectively.

Financial Position –  As of December 31, 2017 and 2016

Total assets of the Company increased from $13,187,732 as of December 31, 2016 to $15,343,986 as of December 31, 2017, an increase of $2,156,254 or 16.4% and was attributable to insurance sales in 2017 and stock sales during the first quarter 2017.

The $34,508 increase in available-for-sale fixed maturity securities for the year ended December 31, 2017 is primarily due to an increase in unrealized appreciation of $32,566.

Total shareholder equity of the Company increased from $13,156,388 as of December 31, 2016 to $13,540,357 as of December 31, 2017, an increase of $383,969.  The increase is mainly due to proceeds from the public stock offering of $1,902,250 which offset the net loss from operations of $1,335,583 and offering costs of $210,264.  Additionally, the increase in unrealized appreciation added $32,566 but was somewhat offset by the purchase of treasury shares of $5,000.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through December 31, 2017, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2017 and 2016 we paid $5,000 and $10,000 for 1,000 and 2,000 shares of Company’s common stock that is held as treasury stock, respectively.  Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $12,578,650 and $10,780,672 as of December 31, 2017 and 2016, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $4,993,908 and $8,754,470 as of December 31, 2017 and December 31, 2016 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

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

•	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;
•	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
•	investment losses and defaults;
•	competition in our product lines;
•	attraction and retention of qualified employees and agents;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	the availability, affordability and adequacy of reinsurance protection;
•	the effects of emerging claim and coverage issues;
•	the cyclical nature of the insurance business;
•	interest rate fluctuations;
•	changes in our experiences related to deferred policy acquisition costs;
•	the ability and willingness of counterparties to our reinsurance arrangements to pay balances due to us;
•	rating agencies’ actions;
•	domestic or international military actions;
•	the effects of extensive government regulation of the insurance industry;
•	changes in tax and securities law;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
•	regulatory or legislative changes or developments;
•	the effects of unanticipated events on our disaster recovery and business continuity planning;
•	failures or limitations of our computer, data security and administration systems;
•	risks of employee error or misconduct;
•	the assimilation of life insurance businesses we acquire and the sound management of these businesses; and
•	the availability of capital to expand our business.

It is not our corporate policy to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others.  In addition, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable developments.

Item 8.   Financial Statements

TEXAS REPUBLIC CAPITAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Texas Republic Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Texas Republic Capital Corporation and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kerber, Eck & Braeckel LLP

We have served as the Company’s auditor since 2012.

Springfield, Illinois
March 13, 2018

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2017	December 31, 2016

Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $2,288,321 and $2,286,379 as of December 31, 2017 and 2016, respectively)	$2,374,588	$2,340,080
Cash and cash equivalents	12,578,650	10,780,672
Accrued investment income	22,709	22,709
Deferred policy acquisition costs	193,585	-
Deferred sales inducement costs	79,866	-
Advances and notes receivable	24,850	35,775
Security deposit	7,109	3,992
Prepaid and other assets	29,381	-
Furniture and equipment, net	33,230	4,504
Total assets	$15,343,968	$13,187,732

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$1,487,763	$-
Future policy benefits	175,023	-
Policy claims and other benefits	2,504	-
Other policyholder liabilities	83,201	-
Total policy liabilities	1,748,491	-
Accounts payable	55,120	31,344
Total liabilities	1,803,611	31,344

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 and 13,939,147 issued as of December 31, 2017 and 2016, respectively, 14,864,097 and 13,937,147 outstanding as of December 31, 2017 and 2016, respectively and 547,500 subscribed as of December 31, 2016	148,671	144,866
Additional paid-in capital	20,198,314	18,299,869
Treasury stock, at cost (3,000 and 2,000 shares as of December 31, 2017 and 2016, respectively)	(15,000)	(10,000)
Offering costs	(2,659,696)	(2,449,432)
Accumulated other comprehensive income	86,267	53,701
Accumulated deficit	(4,218,199)	(2,882,616)
Total shareholders’ equity	13,540,357	13,156,388
Total liabilities and shareholders’ equity	$15,343,968	$13,187,732

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016
Revenues
Premiums and other considerations	$304,163	$-
Net investment income	96,678	91,888
Commission income	372	-
Total revenues	401,213	91,888
Benefits, claims and expenses
Increase in future policy benefits	174,665	-
Death and other benefits	2,504	-
Interest credited to policyholders	9,856	-
Total benefits and claims	187,025	-
Policy acquisition costs deferred	(193,585)	-
Commissions	224,218	-
Salaries and wages	669,433	510,598
Employee benefits	80,482	62,335
Taxes, licenses and fees	50,509	35,632
Office rent	56,946	50,583
Director fees	51,250	34,218
Third-party administration fees	194,605	109,668
Service and transfer agent fees	32,515	17,264
Travel, meals and entertainment	98,006	27,924
Professional fees	159,337	98,773
Furniture, equipment and software	21,792	4,557
Bad debt	-	28,054
Office and other expenses	104,263	43,778
Total benefits, claims and expenses	1,736,796	1,023,384
Net loss	$(1,335,583)	$(931,496)

Net loss per common share outstanding and subscribed	$(0.09)	$(0.07)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2017	2016

Net loss	$(1,335,583)	$(931,496)
Other comprehensive income
Total net unrealized gains arising during the period	32,566	62,862
Total other comprehensive income	32,566	62,862
Total comprehensive loss	$(1,303,017)	$(868,634)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2017 and 2016

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Offering Costs	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balance as of January 1, 2016	$138,742	$15,243,483	$-	$(2,118,916)	$(9,161)	$(1,951,120)	$11,303,028
Subscriptions of common stock:
$5.00 per share	6,124	3,056,386	-	-	-	-	3,062,510
Purchase of common stock			(10,000)	-	-	-	(10,000)
Offering costs	-	-	-	(330,516)	-	-	(330,516)
Other comprehensive loss	-	-	-	-	62,862	-	62,862
Net loss	-	-	-	-	-	(931,496)	(931,496)
Balance as of December 31, 2016	$144,866	$18,299,869	$(10,000)	$(2,449,432)	$53,701	$(2,882,616)	$13,156,388

Subscriptions of common stock:
$5.00 per share	$3,805	$1,898,445	$-	$-	$-	$-	$1,902,250
Purchase of common stock	-	-	(5,000)	-	-	-	(5,000)
Offering costs	-	-	-	(210,264)	-	-	(210,264)
Other comprehensive income	-	-	-	-	32,566	-	32,566
Net loss	-	-	-	-	-	(1,335,583)	(1,335,583)
Balance as of December 31, 2017	$148,671	$20,198,314	$(15,000)	$(2,659,696)	$86,267	$(4,218,199)	$13,540,357

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016

Operating activities
Net loss	$(1,335,583)	$(931,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(1,942)	(1,872)
Bad debt	-	28,054
Provision for depreciation	4,240	1,962
Policy acquisition costs deferred	(193,585)	-
Interest credited to policyholders	9,856	-
Change in assets and liabilities:
Advances and notes receivable	10,925	(24,788)
Security deposit	(3,117)	-
Prepaid and other assets	(29,381)	-
Future policy benefits	175,023	-
Policy claims	2,504	-
Other policy liabilities	83,201	-
Accounts payable	23,776	12,496
Net cash used in operating activities	(1,254,083)	(915,644)

Investing activities
Purchases of furniture and equipment	(32,966)	(1,669)
Net cash used in investing activities	(32,966)	(1,669)

Financing activities
Proceeds from public stock offering	1,902,250	3,062,510
Offering costs	(210,264)	(330,516)
Purchase of treasury stock	(5,000)	(10,000)
Policyholder deposits	1,398,041	-
Net cash provided by financing activities	3,085,027	2,721,994

Increase in cash and cash equivalents	1,797,978	1,804,681
Cash and cash equivalents, beginning of period	10,780,672	8,975,991
Cash and cash equivalents, end of period	$12,578,650	$10,780,672

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.

From incorporation through April 2, 2017, the Company was involved in the sale of common stock to provide working capital.  During this time the Company completed an organizational offering, three private placement stock offerings and an intrastate public stock offering in the state of Texas.  The Company raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance of 12,865,000 shares from the organizational offering and three private placement offerings. The intrastate public stock offering was registered to raise $25,000,000 by offering 5,000,000 shares of its common stock and was ended on April 2, 2017.  This offering raised $10,010,485 and incurred $1,444,127 of offering costs through the sale of 2,002,097 shares of the common stock.

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

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.  These reclassifications had no effect on the previously reported net loss or shareholders equity.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs, (DAC), consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of the policies, using the same assumptions as were used in computing liabilities for future policy benefits.

Deferred Sales Inducement Costs

Sales inducement costs (SIC) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the shorter of the bonus period or the life of the policy based on the expected future profits of the business.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus.  There was $79,866 of SIC deferred at December 31, 2017 and no SIC amortized at December 31, 2017.  There was no SIC deferred or amortized during 2016.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

1.          Organization and Significant Accounting Policies (continued)

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Uncollectible amounts are reported in the results of operations in the year the determination is made.

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and EDP equipment is recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to seven years.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.65% to 4.50%.

Future Policy Benefits

Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, mortality and withdrawals based upon the Company’s experience.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of policy liabilities and the increase in future policy benefit reserves.  Management’s judgments and estimates for future policy benefit reserves provide for possible unfavorable deviation.

Common Stock

Common stock is fully paid, non-assessable and has a par value of $.01 per share.

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, are recorded at cost.

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

1.          Organization and Significant Accounting Policies (continued)

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding and subscribed were 14,804,853 and 14,113,976 for the years ended December 31, 2017 and 2016, respectively.

Related Party Transactions

During 2015, the Company entered into an administrative service agreement with First Trinity Financial Corporation (“FTFC”) for accounting and other services incidental to the operations of the Company and paid FTFC $11,963 and $33,000 for the year ended December 31, 2017 and 2016, respectively related to this agreement.  The Company also paid FTFC $8,320 and $21,668 for the year ended December 31, 2017 and 2016, respectively for additional services performed outside of the administrative service agreement.  The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.  The administrative service agreement with FTFC was terminated effective April 30, 2017.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued.

Adoption of Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern” (“ASU 2014-15”).  ASU 2014-15 requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management must evaluate whether conditions and events raise substantial doubt about an entity’s ability to continue as a going concern and then whether its plans alleviate that doubt. ASU 2014-15 was effective for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Management has performed and continues to perform such required evaluation and has concluded there were no such conditions or events that raised substantial doubt about the Company’s ability to continue as a going concern.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323), (“ASU 2016-07”).  ASU 2016-07 eliminates the requirement to retroactively apply the equity method of accounting when an investment that was previously accounted for using another method of accounting becomes qualified to apply the equity method due to an increase in the level of ownership interest or degree of influence. If the investment was previously accounted for as an available-for-sale security, any related unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for the equity method is recognized through earnings. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and is to be applied prospectively. Early adoption was permitted. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. It requires excess tax benefits from share-based awards be reported as operating activities in the consolidated statement of cash flows. Previously, these cash flows were included in financing activities. ASU 2016-09 was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and did not have a significant impact on the Company’s financial statements as the Company does not have a stock compensation plan.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

1.          Organization and Significant Accounting Policies (continued)

Pronouncements to be effective in the future

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including, but not limited to: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective, with retrospective adoption, for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company has evaluated the impact of this guidance which will not have any material impact on the Company’s financial condition or results of operations from the adoption of this guidance.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”).  ASU 2017-08 revises the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The Company is evaluating the securities the Company owns which were purchased at a premium.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – “Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).  ASU 2016-01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the guidance: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods and will not have a significant impact on the Company’s financial statements.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

1.          Organization and Significant Accounting Policies (continued)

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”).  ASU 2016-02 requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year, with early adoption permitted. ASU 2016-02 requires the application of a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While the Company is currently evaluating ASU 2016-02, the Company does not expect a material impact on the Company’s financial condition or results of operations from the adoption of this guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”).  ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, trade receivables, and reinsurance recoverable. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance.  This methodology is referred to as the current expected credit loss model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.  However, currently the Company does not expect a material impact on the Company’s financial condition or results of operations from the adoption of this guidance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other” (“ASU 2017-04”).  ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  As the Company currently has no Goodwill on its balance sheet ASU 2017-04 is not expected to have an impact on the Company’s financial condition or results of operations.

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is evaluating the effects of the enactment of the Tax Cuts and Jobs Act and ASU 2018-02, but does not expect a material impact on the Company’s financial condition or results of operations from the adoption of this guidance.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

2.           Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of December 31, 2017 and 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,288,321	$93,942	$7,675	$2,374,588
Total fixed maturity securities	$2,288,321	$93,942	$7,675	$2,374,588

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,286,379	$68,490	$14,789	$2,340,080
Total fixed maturity securities	$2,286,379	$68,490	$14,789	$2,340,080

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2017 and 2016 are summarized as follows:

		Unrealized	Number of
December 31, 2017	Fair Value	Loss	Securities
Fixed maturity securities
Greater than 12 months
Corporate bonds	$94,250	$7,675	1
Total fixed maturity securities	$94,250	$7,675	1

		Unrealized	Number of
December 31, 2016	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$143,625	$4,872	1

Greater than 12 months
Corporate bonds	192,103	9,917	2
Total fixed maturity securities	$335,728	$14,789	3

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

2.           Investments (continued)

As of December 31, 2017, and 2016, all the fixed maturity securities had a fair value to amortized cost ratio equal to or greater than 92%.  Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of December 31, 2017 and 2016.

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the years ended December 31, 2017 and 2016.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income (loss) for investments classified as available-for-sale are summarized as follows:

	December 31, 2017	December 31, 2016
Net unrealized appreciation on available-for-sale securities	$86,267	$53,701

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2017, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due after one year through five years	$201,243	$197,416
Due after five years through ten years	2,087,078	2,177,172
Total all durations	$2,288,321	$2,374,588

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

2.           Investments (continued)

Major categories of net investment income for the years ended December 31, 2017 and 2016 are summarized as follows:

	For the Years Ended December 31,
	2017	2016

Fixed maturity securities	$91,828	$91,368
Short-term and other investments	4,850	520
Net investment income	$96,678	$91,888

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

3.           Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016 are summarized as follows:

December 31, 2017	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,374,588	$-	$2,374,588
Total fixed maturity securities	$-	$2,374,588	$-	$2,374,588

December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,340,080	$-	$2,340,080
Total fixed maturity securities	$-	$2,340,080	$-	$2,340,080

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service.  The third-party investment service provides quoted prices which use observable inputs in developing such rates.

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

3.           Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets disclosed, but not carried, at fair value as of December 31, 2017 and 2016 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,578,650	$12,578,650	$12,578,650	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	24,850	24,850	-	-	24,850
Total financial assets	$12,626,209	$12,626,209	$12,578,650	$-	$47,559

Financial liabilities
Policyholders’ account balances	$1,487,763	$1,155,525	$-	$-	$1,155,525
Policy claims	2,504	2,504	-	-	2,504
Total financial liabilities	$1,490,267	$1,158,029	$-	$-	$1,158,029

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,780,672	$10,780,672	$10,780,672	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	35,775	35,775	-	-	35,775
Total financial assets	$10,839,156	$10,839,156	$10,780,672	$-	$58,484

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed Maturity Securities

The fair values of fixed maturity securities are based on the principles previously discussed as Level 1, Level 2 and Level 3.

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

3.           Fair Value Measurements (continued)

Policyholders’ Account Balances

The fair value for liabilities under investment-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach. Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

The fair values for insurance contracts other than investment-type contracts are not required to be disclosed.

Policy Claims

The carrying amounts reported for these liabilities approximate their fair value.

4.          Property and Equipment

Property and equipment as of December 31, 2017 and 2016 is summarized as follows:

	December 31, 2017	December 31, 2016
Total property and equipment	$42,293	$9,326
Less - accumulated depreciation	(9,063)	(4,822)
Property and equipment net of accumulated depreciation	$33,230	$4,504

5.          Income Taxes

The Company files a federal income tax return but does not file a consolidated tax return with TRLIC.  In 2016 TRLIC had no insurance sales or reserves, however TRLIC began insurance operations on April 3, 2017 and will be taxed as a life insurance company under the provisions of the Internal Revenue Code.  Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

The Company has net operating loss carryforwards of approximately $3.6 million expiring in 2032 through 2037.  A valuation allowance of $735,111 has been established for net operating losses arising from 2012 through 2017 since the Company has not demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

The Company and its subsidiaries have  no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2014 through 2017 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

The Company will file a consolidated return with its subsidiary TRLS.  The Company’s other subsidiary TRLIC files a separate federal return for life insurance companies.  At August 1, 2016, TRLIC received its Certificate of Authority from the Texas Department of Insurance.  As of December 31, 2017, TRLIC has $588,413 in operating loss carryforwards that have originated since 2016.  The operating loss carryforwards will expire in 2031 and 2032.  TRLIC’s net deferred tax asset of $135,301 has a valuation allowance against it at December 31, 2017, as the Company has not demonstrated the ability to generate taxable income.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

6.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $4,993,908 as of December 31, 2017.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.          Lease Commitment

The Company entered into a lease with a third-party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement ended September 30, 2017.  The lease required a deposit in the amount of $3,992 and abated the first month’s rent.  The monthly rental payments were $2,432 for the first twelve months with annual increases of approximately 3% thereafter and the Company also paid a pro rata share of the operating expenses of the building.

The Company entered into a new 62-month lease agreement with a third-party lessor in 2017 for utilization of office space in Austin, Texas.  The lease agreement ends November 30, 2022.  The lease required a deposit in the amount of $7,109 and abated the first two month’s rent.  The monthly rental payments are $4,864 for the first twelve months after abatement. The Company also pays a pro rata share of the operating expenses of the building.  Rent expense was $56,946 under the two agreements for the twelve months ended December 31, 2017 and $50,583 for the twelve months ended December 31, 2016 under the expired agreement. Total future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under the current non-cancellable lease agreement are $80,938 in 2018, $82,487 in 2019, $84,036 in 2020, $85,585 in 2021 and $78,485 in 2022.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2017.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Certificate of Formation

3.2	Bylaws

10.1	Lease Agreement – October 1, 2014 – September 30, 2017

10.2	Mortgage Loan Consulting Agreement between the Company and First Trinity Financial Corporation

10.3	Mortgage Loan Purchase Agreement between the Company and First Trinity Financial Corporation

10.4	Mortgage Loan Repurchase Guarentee Agreement between the Company and First Trinity Financial Corporation

10.5	Administrative Services Agreement between the Company and First Trinity Financial Corporation

21.1*	Subsidiaries of Registrant

24.1*	Powers of Attorney (included in the signature pages hereto and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith

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

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 13, 2018	By:	/s/ Timothy R. Miller
Timothy R. Miller
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 13, 2018	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Timothy R. Miller	Date	March 13, 2018
Timothy R. Miller
President and Chief Executive Officer

By	/s/ William S. Lay	Date	March 13, 2018
William S. Lay
Secretary and Treasurer

By	/s/ Charles R. Bailey	Date	March 13, 2018
Charles R. Bailey, Director

By	/s/ Steven D. Braley	Date	March 13, 2018
Steven D. Braley, Director

By	/s/ David L. Cleavinger	Date	March 13, 2018
David L. Cleavinger, Director

By	/s/ Kenneth R. Davis	Date	March 13, 2018
Kenneth R. Davis, Director

By	/s/ Patrick C. Green	Date	March 13, 2018
Patrick C. Green, Director

By	/s/ J. Pete Laney	Date	March 13, 2018
J. Pete Laney, Director

By	/s/ Adrian G. McDonald Jr.	Date	March 13, 2018
Adrian G. McDonald Jr., Director

By	/s/ Alvie J. Mitchell Jr.	Date	March 13, 2018
Alvie J. Mitchell Jr., Director

By	/s/ James E. Sandberg Jr.	Date	March 13, 2018
James E. Sandberg Jr., Director

By	/s/ Vernon R. Woelke	Date	March 13, 2018
Vernon R. Woelke, Director

By	/s/ Gregg E. Zahn	Date	March 13, 2018
Gregg E. Zahn. Director