Form 10-Q
period 2018-03-31
Texas Republic Capital Corp
filed 2018-05-14
CIK 1560452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of May 14, 2018: 14,864,097 shares

TEXAS REPUBLIC CAPITAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2018

Exhibit 21.1
Exhibit 24.2
Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Financial Position

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $4,144,574 and $2,288,321 as of March 31, 2018 and December 31, 2017, respectively)	$4,131,830	$2,374,588
Other long-term investments	255,925	-
Total investments	4,387,755	2,374,588
Cash and cash equivalents	10,758,020	12,578,650
Accrued investment income	58,557	22,709
Deferred policy acquisition costs	251,918	193,585
Deferred sales inducement costs	104,801	79,866
Advances and notes receivable	23,110	24,850
Security deposit	7,109	7,109
Prepaid and other assets	24,532	29,381
Furniture and equipment, net	30,646	33,230
Total assets	$15,646,448	$15,343,968

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$2,180,225	$1,487,763
Future policy benefits	220,122	175,023
Policy claims and other benefits	741	2,504
Other policyholder liabilities	97,960	83,201
Total policy liabilities	2,499,048	1,748,491
Accounts payable	34,428	55,120
Total liabilities	2,533,476	1,803,611

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of March 31, 2018 and December 31, 2017, and 14,864,097 outstanding as of March 31, 2018 and December 31, 2017	148,671	148,671
Additional paid-in capital	20,198,314	20,198,314
Treasury stock, at cost (3,000 shares as of March 31, 2018 and December 31, 2017)	(15,000)	(15,000)
Offering costs	(2,659,696)	(2,659,696)
Accumulated other comprehensive income (loss)	(11,945)	86,267
Accumulated deficit	(4,547,372)	(4,218,199)
Total shareholders’ equity	13,112,972	13,540,357
Total liabilities and shareholders’ equity	$15,646,448	$15,343,968

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Premiums and other considerations	$77,468	$-
Net investment income	59,574	23,566
Commission income	223	-
Total revenues	137,265	23,566
Benefits, claims and expenses
Increase in future policy benefits	45,064	-
Death and other benefits	(1,763)	-
Interest credited to policyholders	19,702	-
Total benefits and claims	63,003	-
Policy acquisition costs deferred	(67,492)	-
Policy acquisition costs amortized	9,959	-
Commissions	59,898	-
Salaries and wages	190,288	137,000
Employee benefits	12,270	30,642
Taxes, licenses and fees	20,449	15,489
Office rent	18,334	17,583
Director fees	15,000	15,000
Third-party administration fees	43,724	53,650
Service and transfer agent fees	15,366	4,190
Travel, meals and entertainment	5,536	19,618
Professional fees	55,804	45,001
Furniture, equipment and software	7,192	4,087
Office and other expenses	17,107	9,118
Total benefits, claims and expenses	466,438	351,378
Net loss	$(329,173)	$(327,812)

Net loss per common share outstanding and subscribed	$(0.02)	$(0.02)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net loss	$(329,173)	$(327,812)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(99,012)	12,655
Adjustment to deferred acquisition costs	800	-
Total other comprehensive income (loss)	(98,212)	12,655
Total comprehensive loss	$(427,385)	$(315,157)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2018 and 2017
(Unaudited)

					Accumulated
	Common	Additional			Other		Total
	Stock	Paid-in	Treasury	Offering	Comprehensive	Accumulated	Shareholders’
	$.01 Par Value	Capital	Stock	Costs	Income (Loss)	Deficit	Equity
Balance as of January 1, 2017	$144,866	$18,299,869	$(10,000)	$(2,449,432)	$53,701	$(2,882,616)	$13,156,388
Subscriptions of common stock: $5.00 per share	3,722	1,857,028	-	-	-	-	1,860,750
Purchase of common stock	-	-	(5,000)	-	-	-	(5,000)
Offering costs	-	-	-	(158,192)	-	-	(158,192)
Other comprehensive income	-	-	-	-	12,655	-	12,655
Net loss	-	-	-	-	-	(327,812)	(327,812)
Balance as of March 31, 2017	$148,588	$20,156,897	$(15,000)	$(2,607,624)	$66,356	$(3,210,428)	$14,538,789

Balance as of December 31, 2017	$148,671	$20,198,314	$(15,000)	$(2,659,696)	$86,267	$(4,218,199)	$13,540,357
Other comprehensive loss	-	-	-	-	(98,212)	-	(98,212)
Net loss	-	-	-	-	-	(329,173)	(329,173)
Balance as of March 31, 2018	$148,671	$20,198,314	$(15,000)	$(2,659,696)	$(11,945)	$(4,547,372)	$13,112,972

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating activities
Net loss	$(329,173)	$(327,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(88)	(474)
Provision for depreciation	2,584	586
Policy acquisition costs deferred	(67,492)	-
Policy acquisition costs amortized	9,959	-
Interest credited to policyholders	19,702	-
Change in assets and liabilities:
Accrued investment income	(35,848)	(3,675)
Advances and notes receivable	1,740	10,115
Prepaid and other assets	4,849	(15,188)
Future policy benefits	45,099	-
Policy claims	(1,763)	-
Other policy liabilities	14,759	-
Accounts payable	(20,692)	10,529
Net cash used in operating activities	(356,364)	(325,919)

Investing activities
Purchase of furniture and equipment	-	(3,541)
Purchase of fixed maturity securities	(1,861,091)	-
Purchase of other long-term investments	(251,000)	-
Net cash used in investing activities	(2,112,091)	(3,541)

Financing activities
Proceeds from public stock offering	-	1,860,750
Offering costs	-	(158,192)
Purchase of treasury stock	-	(5,000)
Policyholder deposits	647,825	-
Net cash provided by financing activities	647,825	1,697,558

Increase (decrease) in cash and cash equivalents	(1,820,630)	1,368,098
Cash and cash equivalents, beginning of period	12,578,650	10,780,672
Cash and cash equivalents, end of period	$10,758,020	$12,148,770

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
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

The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2017.

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
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

The Company’s other long-term investments are comprised of lottery prize cash flows holdings held at amortized cost. They are categorized as other long-term investments in the statement of financial position and are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

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

Deferred Sales Inducement Costs

Sales inducement costs (SIC) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the shorter of the bonus period or the life of the policy based on the expected future profits of the business.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus.  There was $26,175 of SIC deferred for the three months ended March 31, 2018 and $1,240 of SIC amortized for the three months ended March 31, 2018.  There was no SIC deferred or amortized during the first three months of 2017.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and EDP equipment is recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to seven years.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.65% to 4.75%.

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding and subscribed were 14,864,097 and 14,628,505 for the three months ended March 31, 2018 and 2017, respectively.

Related Party Transactions

During 2015, the Company entered into an administrative service agreement with First Trinity Financial Corporation (“FTFC”) for accounting and other services incidental to the operations of the Company.  The Company paid FTFC $11,150 for the three months ending March 31, 2017 related to this agreement.  The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.  The administrative service agreement with FTFC was terminated effective April 30, 2017.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to March 31, 2018 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including, but not limited to: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective, with retrospective adoption, for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Adoption of this guidance did not have any material impact on the Company’s financial condition or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – “Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).  ASU 2016-01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the guidance: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The adoption of this guidance did not  have a significant impact on the Company’s financial statements.

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

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other” (“ASU 2017-04”).  ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  As the Company currently has no Goodwill on its balance sheet, ASU 2017-04 is not expected to have an impact on the Company’s financial condition or results of operations.

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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of March 31, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,144,574	$42,168	$54,912	$4,131,830
Total fixed maturity securities	$4,144,574	$42,168	$54,912	$4,131,830

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,288,321	$93,942	$7,675	$2,374,588
Total fixed maturity securities	$2,288,321	$93,942	$7,675	$2,374,588

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2018 and December 31, 2017 are summarized as follows:

		Unrealized	Number of
March 31, 2018 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,866,205	$43,842	17

Greater than 12 months
Corporate bonds	90,750	11,070	1
Total fixed maturity securities	$1,956,955	$54,912	18

		Unrealized	Number of
December 31, 2017	Fair Value	Loss	Securities
Fixed maturity securities
Greater than 12 months
Corporate bonds	$94,250	$7,675	1
Total fixed maturity securities	$94,250	$7,675	1

As of March 31, 2018, all of the fixed maturity securities in a less than 12-month loss position had a fair value to amortized cost ratio equal to or greater than 94%.  The single issue in a loss position greater than 12-months had a fair value to amortized cost ratio of 89% and 92% as of March 31, 2018 and December 31, 2017, respectively.  Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of March 31, 2018 and December 31, 2017.

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2018 and the year ended December 31, 2017.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

2.          Investments (continued)

Net unrealized gains/losses included in other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	March 31, 2018	December 31, 2017
Unrealized appreciation (depreciation) on available-for-sale securities	$(12,745)	$86,267
Adjustment to deferred acquisition costs	800	-
Net unrealized appreciation (depreciation) on available-for-sale securities	$(11,945)	$86,267

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2018, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$492,618	$488,597
Due after five years through ten years	3,096,007	3,111,295
Due after ten years	555,949	531,938
Total fixed maturity securities	$4,144,574	$4,131,830

The amortized cost and fair value of other long-term investments as of March 31, 2018, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$46,714	$48,486
Due after one year through five years	151,157	176,165
Due after five years through ten years	58,054	78,337
Total other long-term investments	$255,925	$302,988

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of net investment income for the three months ended March 31, 2018 and 2017 are summarized as follows:

	(Unaudited)
	For the three months ended March 31,
	2018	2017

Fixed maturity securities	$47,911	$22,918
Short-term and other investments	11,663	648
Net investment income	$59,574	$23,566

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized as follows:

March 31, 2018 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$4,131,830	$-	$4,131,830
Total fixed maturity securities	$-	$4,131,830	$-	$4,131,830

December 31, 2017	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,374,588	$-	$2,374,588
Total fixed maturity securities	$-	$2,374,588	$-	$2,374,588

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service.  The third-party investment service provides quoted prices in the market which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

3.          Fair Value Measurements (continued)

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2018 and December 31, 2017 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2018 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,758,020	$10,758,020	$10,758,020	$-	$-
Other long-term investments	255,925	302,988	-	-	302,988
Accrued investment income	58,557	58,557	-	-	58,557
Advances and notes receivable	23,110	23,110	-	-	23,110
Total financial assets	$11,095,612	$11,142,675	$10,758,020	$-	$384,655

Financial liabilities
Policyholders’ account balances	$2,180,225	$1,611,064	$-	$-	$1,611,064
Policy claims	741	741	-	-	741
Total financial liabilities	$2,180,966	$1,611,805	$-	$-	$1,611,805

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,578,650	$12,578,650	$12,578,650	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	24,850	24,850	-	-	24,850
Total financial assets	$12,626,209	$12,626,209	$12,578,650	$-	$47,559

Financial liabilities
Policyholders’ account balances	$1,487,763	$1,155,525	$-	$-	$1,155,525
Policy claims	2,504	2,504	-	-	2,504
Total financial liabilities	$1,490,267	$1,158,029	$-	$-	$1,158,029

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

3.          Fair Value Measurements (continued)

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

Other Long-Term Investments

Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach. Projected cash flows are discounted using the average Citigroup Pension Liability Index in effect at the end of each period.

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

4.          Furniture and Equipment

Furniture and equipment as of March 31, 2018 and December 31, 2017 is summarized as follows:

	(Unaudited)
	March 31, 2018	December 31, 2017
Total furniture and equipment	$42,293	$42,293
Less - accumulated depreciation	(11,647)	(9,063)
Furniture and equipment net of accumulated depreciation	$30,646	$33,230

Texas Republic Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

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

The Company has net operating loss carryforwards of approximately $3.7 million expiring in 2032 through 2037.  A valuation allowance of $775,628 has been established for net operating losses arising from 2012 through 2018 since the Company has not demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

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

The Company will file a consolidated return with its subsidiary TRLS.  The Company’s other subsidiary TRLIC files a separate federal return for life insurance companies.  At August 1, 2016, TRLIC received its Certificate of Authority from the Texas Department of Insurance.  As of March 31, 2018, TRLIC has $865,449 in operating loss carryforwards that have originated since 2016.  The operating loss carryforwards will expire in 2031 and 2032.  TRLIC’s net deferred tax asset of $180,737 has a valuation allowance of $180,737 against it at March 31, 2018, as the Company has not yet demonstrated the ability to generate taxable income.

6.          Concentrations of Credit Risk

The Company’s cash is held at Plains Capital Bank in Austin, Texas, UBS Financial Services, Inc. in Lexington, Kentucky, City National Bank in Cross Lanes, West Virginia, First Financial Bank in Abilene, Texas and Amarillo National Bank in Amarillo, Texas.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  Uninsured balances aggregate $2,638,535 as of March 31, 2018.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in this account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

The Company entered into a 62-month lease agreement with a third-party lessor in 2017 for utilization of office space in Austin, Texas.  The lease agreement ends November 30, 2022.  The lease required a deposit in the amount of $7,109 and will also abate the first two month’s rent.  The monthly rental payments are estimated to be $4,864 for the first twelve months after abatement. The Company also pays a pro rata share of the operating expenses of the building.  Rent expense was $18,334 and $17,583 for the three months ended March 31, 2018 and 2017, respectively. Total future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under the current non-cancellable lease agreements are $60,060 in 2018, $82,229 in 2019, $83,778 in 2020, $85,327 in 2021 and $79,518 in 2022.

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

We are a financial services holding company and have incurred significant net losses since our inception. As of March 31, 2018, we had an accumulated deficit of $4,547,372. These losses have resulted primarily from costs incurred while raising capital. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums that are sufficient to cover our operating costs.

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

Results of Operations – Three Months Ended March 31, 2018 and 2017

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities.  We began selling insurance products in May 2017.  Revenue included $77,468 from sales of life insurance for the three months ended March 31, 2018.  There were no life insurance revenues for the three months ended March 31, 2017.  The Company also accepted annuity deposits of $647,825 in the three months ended March 31, 2018 which will generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $59,574 for the three months ended March 31, 2018, an increase of $36,008 from $23,566 for the three months ended March 31, 2017.  The increase is attributable to a larger invested asset base from annuity sales and increased interest income on invested cash.

Expenses

Our expenses relate to operating a financial services holding company and a life insurance company and an insurance agency.

Expenses were $466,438 for the three months ended March 31, 2018, an increase of $115,060 from $351,378 for the three months ended March 31, 2017.  Increases in salaries and wages, service, transfer agent and professional fees and office expense accounted for $83,256 of the increase.  Direct policy related expenses were $65,368 and $0 during the three months ending March 31, 2018 and 2017 respectively.  We expect our general and administrative expenses to continue to increase in the near future because of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $329,173, or $(0.02) per common share issued and outstanding for the three months ended March 31, 2018 compared to a net loss of $327,812, or $(0.02) per share, for the three months ended March 31, 2017.  The minimal increase in the net loss for the three months ending March 31, 2018, was primarily attributable to the increase in expenses described above. We expect our losses to continue in the near future as we incur increased costs to grow our life insurance business.  The weighted average common shares outstanding and subscribed were 14,864,097 and 14,628,505 for the three months ended March 31, 2018 and 2017, respectively.

Financial Position – As of March 31, 2018 and December 31, 2017

Total assets of the Company increased from $15,343,968 as of December 31, 2017 to $15,646,448 as of March 31, 2018, an increase of $302,480.

Cash decreased $1,820,630 as we are investing to maximize yields to support the insurance operations.  Additionally, cash balance was higher in the first quarter of 2017 due to increased activity as we were closing the stock offering.  Sales in the first quarter of 2017 exceeded the previous high quarter by 21%.  The stock offering closed on April 2, 2017.

Total shareholder equity of the Company decreased from $13,540,357 as of December 31, 2017 to $13,112,972 as of March 31, 2018.  The decrease is mainly due to the net loss from operations of $329,173.  Additionally, the change in unrealized losses on fixed income securities decreased equity by $98,212.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through March 31, 2018, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2017 and 2016 we paid $5,000 and $10,000 for 1,000 and 2,000 shares of Company’s common stock that is held as treasury stock, respectively.  Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $10,758,020 and $12,578,650 as of March 31, 2018 and December 31, 2017, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $2,638,535 and $4,993,908 as of March 31, 2018 and December 31, 2017 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least 12 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of TRLIC may require additional capital as it continues to grow.  As discussed above, the Company capitalized TRLIC with $3,000,000 cash during the third quarter of 2016 and capitalized TRLS with $50,000 during the second quarter of 2017.  The Company made an additional capital contribution of $2,000,000 to TRLIC in March 2018.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Through March 31, 2018 the Company paid $15,000 for 3,000 shares of the Company’s common stock (treasury stock).  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

May 14, 2018	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

May 14, 2018	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer