Form 10-Q
period 2018-06-30
Texas Republic Capital Corp
filed 2018-08-14
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of August 14, 2018: 14,862,097 shares.

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2018

Exhibit 21.1

Exhibit 24.2

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $4,712,375 and $2,288,321 as of June 30, 2018 and December 31, 2017, respectively)	$4,623,655	$2,374,588
Mortgages on real estate	576,377	-
Other long-term investments	261,607	-
Total investments	5,461,639	2,374,588
Cash and cash equivalents	9,926,158	12,578,650
Accrued investment income	53,776	22,709
Due premium	31,750	-
Deferred policy acquisition costs	310,723	193,585
Deferred sales inducement costs	151,085	79,866
Advances and notes receivable	17,544	24,850
Security deposit	7,109	7,109
Prepaid and other assets	75,304	29,381
Furniture and equipment, net	28,210	33,230
Total assets	$16,063,298	$15,343,968

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$2,907,705	$1,487,763
Future policy benefits	299,397	175,023
Policy claims and other benefits	8,434	2,504
Liability for deposit-type contracts	19,050	-
Other policyholder liabilities	-	83,201
Total policy liabilities	3,234,586	1,748,491
Accounts payable	89,535	55,120
Total liabilities	3,324,121	1,803,611

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of June 30, 2018 and December 31, 2017, and 14,862,097 outstanding as of June 30, 2018 and 14,864,097 outstanding as of December 31, 2017	148,671	148,671
Additional paid-in capital	20,198,314	20,198,314
Treasury stock, at cost (5,000 and 3,000 shares as of June 30, 2018 and December 31, 2017, respectively)	(20,000)	(15,000)
Offering costs	(2,659,696)	(2,659,696)
Accumulated other comprehensive income (loss)	(86,584)	86,267
Accumulated deficit	(4,841,528)	(4,218,199)
Total shareholders’ equity	12,739,177	13,540,357
Total liabilities and shareholders’ equity	$16,063,298	$15,343,968

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Premiums and other considerations	$158,289	$83,858	$235,757	$83,858
Net investment income	76,308	23,979	135,882	47,545
Commission income	40,339	-	40,562	-
Total revenues	274,936	107,837	412,201	131,403
Benefits, claims and expenses
Increase in future policy benefits	79,196	49,362	124,260	49,362
Death and other benefits	7,693	288	5,930	288
Interest credited to policyholders	12,210	-	31,912	-
Total benefits and claims	99,099	49,650	162,102	49,650
Policy acquisition costs deferred	(78,626)	(36,556)	(146,118)	(36,556)
Policy acquisition costs amortized	21,157	-	31,116	-
Commissions	103,405	48,278	163,303	48,278
Salaries and wages	187,325	174,692	377,613	311,692
Employee benefits	18,140	26,313	30,410	56,955
Taxes, licenses and fees	15,541	16,949	35,990	32,438
Office rent	21,942	14,680	40,276	32,263
Director fees	12,500	15,216	27,500	30,216
Third-party administration fees	46,650	43,715	90,374	97,365
Service and transfer agent fees	10,494	17,655	25,860	21,845
Travel, meals and entertainment	10,278	40,178	15,814	59,796
Professional fees	47,986	41,203	103,790	86,204
Furniture, equipment and software	10,503	7,192	17,695	11,279
Bad debt	-	(153)	-	(153)
Office and other expenses	42,698	41,747	59,805	50,865
Total benefits, claims and expenses	569,092	500,759	1,035,530	852,137
Net loss	$(294,156)	$(392,922)	$(623,329)	$(720,734)

Net loss per common share outstanding and subscribed	$(0.02)	$(0.03)	$(0.04)	$(0.05)

 See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(294,156)	$(392,922)	$(623,329)	$(720,734)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(75,975)	13,925	(174,987)	26,580
Adjustment to deferred acquisition costs	1,336	-	2,136	-
Total other comprehensive income (loss)	(74,639)	13,925	(172,851)	26,580
Total comprehensive loss	$(368,795)	$(378,997)	$(796,180)	$(694,154)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Common				Accumulated
	Stock	Additional			Other		Total
	$.01 Par	Paid-in	Treasury	Offering	Comprehensive	Accumulated	Shareholders’
	Value	Capital	Stock	Costs	Income (Loss)	Deficit	Equity
Balance as of January 1, 2017	$144,866	$18,299,869	$(10,000)	$(2,449,432)	$53,701	$(2,882,616)	$13,156,388
Subscriptions of common stock: $5.00 per share	3,805	1,898,445	-	-	-	-	1,902,250
Purchase of common stock	-	-	(5,000)	-	-	-	(5,000)
Offering costs	-	-	-	(210,264)	-	-	(210,264)
Other comprehensive income	-	-	-	-	26,580	-	26,580
Net loss	-	-	-	-	-	(720,734)	(720,734)
Balance as of June 30, 2017	$148,671	$20,198,314	$(15,000)	$(2,659,696)	$80,281	$(3,603,350)	$14,149,220

Balance as of January 1, 2018	$148,671	$20,198,314	$(15,000)	$(2,659,696)	$86,267	$(4,218,199)	$13,540,357
Purchase of common stock	-	-	(5,000)	-	-	-	(5,000)
Other comprehensive loss	-	-	-	-	(172,851)	-	(172,851)
Net loss	-	-	-	-	-	(623,329)	(623,329)
Balance as of June 30, 2018	$148,671	$20,198,314	$(20,000)	$(2,659,696)	$(86,584)	$(4,841,528)	$12,739,177

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Operating activities
Net loss	$(623,329)	$(720,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(11,019)	(959)
Provision for depreciation	5,020	1,351
Policy acquisition costs deferred	(146,118)	(36,556)
Policy acquisition costs amortized	31,116	-
Mortgage loan origination fees deferred	(9,565)	-
Interest credited to policyholders	31,912	-
Change in assets and liabilities:
Accrued investment income	(31,067)	-
Due premium	(31,750)	-
Advances and notes receivable	7,306	15,850
Security deposit	-	(13,844)
Prepaid and other assets	(45,923)	(37,032)
Future policy benefits	124,374	49,362
Policy claims	5,930	288
Other policy liabilities	(83,201)	29,225
Accounts payable	34,415	20,189
Deposit-type contracts	19,050	-
Net cash used in operating activities	(722,849)	(692,860)

Investing activities
Purchase of furniture and equipment	-	(13,989)
Purchase of fixed maturity securities	(2,423,642)	-
Purchase of mortgage loans	(566,812)	-
Purchase of other long-term investments	(251,000)	-
Net cash used in investing activities	(3,241,454)	(13,989)

Financing activities
Proceeds from public stock offering	-	1,902,250
Offering costs	-	(210,264)
Purchase of treasury stock	(5,000)	(5,000)
Policyholder deposits	1,316,811	-
Net cash provided by financing activities	1,311,811	1,686,986

Increase (decrease) in cash and cash equivalents	(2,652,492)	980,137
Cash and cash equivalents, beginning of period	12,578,650	10,780,672
Cash and cash equivalents, end of period	$9,926,158	$11,760,809

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

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

The results of operations for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2017.

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

June 30, 2018

(Unaudited)

1.          Organization and Significant Accounting Policies

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

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios below 72%. Mortgage loans are carried at current book value. The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

June 30, 2018

(Unaudited)

1.          Organization and Significant Accounting Policies

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

Deferred Sales Inducement Costs

Sales inducement costs (SIC) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the shorter of the bonus period or the life of the policy based on the expected future profits of the business.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus.  There was $72,979 of SIC deferred for the six months ended June 30, 2018 and $1,760 of SIC amortized for the six months ended June 30, 2018.  For the three months ended June 30, 2018 there was $46,804 of SIC deferred and $520 of SIC amortized. There was no SIC deferred or amortized during the three and six months ended June 30, 2017.

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

June 30, 2018

(Unaudited)

1.          Organization and Significant Accounting Policies

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding and subscribed were 14,863,930 and 14,745,610 for the six months ended June 30, 2018 and 2017, respectively. The weighted average common shares outstanding and subscribed were 14,863,764 and 14,862,714 for the three months ended June 30, 2018 and 2017, respectively.

Related Party Transactions

During 2015, the Company entered into an administrative service agreement with First Trinity Financial Corporation (“FTFC”) for accounting and other services incidental to the operations of the Company.  The Company paid FTFC $15,170 for the six months ending June 30, 2017 related to this agreement.  The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.  The administrative service agreement with FTFC was terminated effective April 30, 2017.

Subsequent Events

Management has evaluated all events subsequent to June 30, 2018 through the date that these financial statements have been issued.

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

June 30, 2018

(Unaudited)

1.          Organization and Significant Accounting Policies

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”).  ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, mortgage loans, lottery prize receivables, trade receivables, and reinsurance recoverable. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance.  This methodology is referred to as the current expected credit loss model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.  However, currently the Company does not expect a material impact on the Company’s financial condition or results of operations from the adoption of this guidance.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

1.          Organization and Significant Accounting Policies

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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,712,375	$15,973	$104,693	$4,623,655
Total fixed maturity securities	$4,712,375	$15,973	$104,693	$4,623,655

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,288,321	$93,942	$7,675	$2,374,588
Total fixed maturity securities	$2,288,321	$93,942	$7,675	$2,374,588

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2018 and December 31, 2017 are summarized as follows:

		Unrealized	Number of
June 30, 2018 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$2,584,386	$97,479	24

Greater than 12 months
Corporate bonds	94,500	7,214	1
Total fixed maturity securities	$2,678,886	$104,693	25

		Unrealized	Number of
December 31, 2017	Fair Value	Loss	Securities
Fixed maturity securities
Greater than 12 months
Corporate bonds	$94,250	$7,675	1
Total fixed maturity securities	$94,250	$7,675	1

As of June 30, 2018, all of the fixed maturity securities in a loss position had a fair value to amortized cost ratio equal to or greater than 89%.  The 24 securities in a less than 12-month loss position had an average fair value to amortized cost ratio of 96%. The single issue in a loss position greater than 12-months had a fair value to amortized cost ratio of 93% and 92% as of June 30, 2018 and December 31, 2017, respectively.  Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of June 30, 2018 and December 31, 2017.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2018 and the year ended December 31, 2017.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains/losses included in other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2018	December 31, 2017
Unrealized appreciation (depreciation) on available-for-sale securities	$(88,720)	$86,267
Adjustment to deferred acquisition costs	2,136	-
Net unrealized appreciation (depreciation) on available-for-sale securities	$(86,584)	$86,267

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2018, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$839,389	$839,171
Due after five years through ten years	3,317,581	3,282,118
Due after ten years	555,405	502,366
Total fixed maturity securities	$4,712,375	$4,623,655

The amortized cost and fair value of other long-term investments as of June 30, 2018, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$47,751	$48,913
Due after one year through five years	154,513	176,966
Due after five years through ten years	59,343	78,280
Total other long-term investments	$261,607	$304,159

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2.          Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Fixed maturity securities	$27,799	$23,079	$80,347	$45,997
Other long-term assets	10,607	-	10,607	-
Mortgage loans	6,229	-	6,229	-
Short-term and other investments	37,145	900	48,813	1,548
Gross investment income	81,780	23,979	145,996	47,545
Investment expenses	5,472	-	10,114	-
Net investment income	$76,308	$23,979	$135,882	$47,545

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

June 30, 2018

(Unaudited)

3.          Fair Value Measurements (continued)

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized as follows:

June 30, 2018 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$4,623,655	$-	$4,623,655
Total fixed maturity securities	$-	$4,623,655	$-	$4,623,655

December 31, 2017	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,374,588	$-	$2,374,588
Total fixed maturity securities	$-	$2,374,588	$-	$2,374,588

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2018 and December 31, 2017 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

3.          Fair Value Measurements (continued)

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2018 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$9,926,158	$9,926,158	$9,926,158	$-	$-
Mortgages on real estate	576,377	597,525	-	-	597,525
Other long-term investments	261,607	304,159	-	-	304,159
Accrued investment income	53,776	53,776	-	-	53,776
Advances and notes receivable	17,544	17,544	-	-	17,544
Total financial assets	$10,835,462	$10,899,162	$9,926,158	$-	$973,004

Financial liabilities
Policyholders’ account balances	$2,907,705	$2,141,226	$-	$-	$2,141,226
Policy claims	8,434	8,434	-	-	8,434
Total financial liabilities	$2,916,139	$2,149,660	$-	$-	$2,149,660

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,578,650	$12,578,650	$12,578,650	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	24,850	24,850	-	-	24,850
Total financial assets	$12,626,209	$12,626,209	$12,578,650	$-	$47,559

Financial liabilities
Policyholders’ account balances	$1,487,763	$1,155,525	$-	$-	$1,155,525
Policy claims	2,504	2,504	-	-	2,504
Total financial liabilities	$1,490,267	$1,158,029	$-	$-	$1,158,029

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

June 30, 2018

(Unaudited)

3.          Fair Value Measurements (continued)

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

Mortgages on Real Estate

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios below 72%. Mortgage loans are carried at current book value. The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

4.          Income Taxes

The Company will file a consolidated return with its subsidiary TRLS.  The Company’s other subsidiary TRLIC files a separate federal return for life insurance companies.  At August 1, 2016, TRLIC received its Certificate of Authority from the Texas Department of Insurance.  TRLIC began insurance operations on April 3, 2017 and will be taxed as a life insurance company under the provisions of the Internal Revenue Code.  Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.  As of June 30, 2018, TRLIC has $985,055 in operating loss carryforwards that have originated since 2016.  The operating loss carryforwards will expire in 2031 and 2032.  TRLIC’s operating loss carryforwards has a valuation allowance of $206,862 against it at June 30, 2018, as the Company has not yet demonstrated the ability to generate taxable income.

The Company has net operating loss carryforwards of approximately $3.8 million expiring in 2032 through 2037.  A valuation allowance of $796,648 has been established for net operating losses arising from 2012 through 2018 since the Company has not demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

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

5.          Concentrations of Credit Risk

The Company’s cash is held at Plains Capital Bank in Austin, Texas, UBS Financial Services, Inc. in Lexington, Kentucky and City National Bank in Cross Lanes, West Virginia. During the quarter the Company closed accounts at First Financial Bank in Abilene, Texas and Amarillo National Bank in Amarillo, Texas.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  Uninsured balances aggregate $1,264,587 as of June 30, 2018.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in this account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

We are a financial services holding company and have incurred significant net losses since our inception. As of June 30, 2018, we had an accumulated deficit of $4,841,528. These losses have resulted primarily from costs incurred while raising capital. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums that are sufficient to cover our operating costs.

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

Results of Operations – Three and Six Months Ended June 30, 2018 and 2017

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities.  We began selling insurance products in May 2017.  Revenue included $235,757 from the sale of life insurance for the six months ended June 30, 2018 and $83,858 from the sale of life insurance for the six months ended June 30, 2017.  For the quarter ended June 30, the sale of life insurance generated $158,289 and $83,858 in revenue, respectively. The Company also accepted annuity deposits of $1,316,811 in the six months ended June 30, 2018. For the three months ending June 30, 2018 the Company accepted annuity deposits of $668,986. There were no annuity deposits accepted for the three and six months ended June 30, 2017. Annuity deposits generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $135,882 for the six months ended June 30, 2018, an increase of $88,337 from $47,545 for the six months ended June 30, 2017.  For the three months ended June 30, 2018 investment income of $76,308 increased $52,329 over the $23,979 for the three months ended June 30, 2017. The increase is attributable to a larger invested asset base from annuity sales and consolidation of cash into higher yielding accounts which increased interest income on invested cash.

Expenses

Our expenses relate to operating a financial services holding company and a life insurance company and an insurance agency.

Expenses were $1,035,530 for the six months ended June 30, 2018, an increase of $183,393 from $852,137 for the six months ended June 30, 2017.  Increases in salaries and wages, office rent, furniture, professional fees and office expense accounted for $106,876 of the increase.  Direct policy related expenses were $210,403 and $61,372 during the six months ending June 30, 2018 and 2017 respectively.  For the quarter direct policy related expenses were $145,035 and $61,372 for the three months ending June 30, 2018 and 2017 respectively.  We expect our general and administrative expenses to continue to increase in the near future because of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $623,329, or $(0.04) per common share issued and outstanding for the six months ended June 30, 2018 compared to a net loss of $720,734, or $(0.05) per share, for the six months ended June 30, 2017.  For the three months ending June 30, the operating loss was $294,156 or $(0.02) per share in 2018 and $392,922 or $(0.03) per share in 2017. The decrease in the net loss for the three and six months ending June 30, 2018, was primarily attributable to the increase in operating revenue from insurance and investment income.  We expect our losses to continue in the near future as we incur increased costs to grow our life insurance business.  The weighted average common shares outstanding and subscribed were 14,863,930 and 14,745,610 for the six months ended June 30, 2018 and 2017, respectively. The weighted average common shares outstanding and subscribed were 14,863,764 and 14,862,714 for the three months ended June 30, 2018 and 2017, respectively.

Financial Position – As of June 30, 2018 and December 31, 2017

Total assets of the Company increased from $15,343,968 as of December 31, 2017 to $16,063,298 as of June 30, 2018, an increase of $719,330.

Cash decreased $2,652,492 as we are investing to maximize yields to support the insurance operations.  Additionally, the cash balance was higher in the first quarter of 2017 due to increased activity as we were closing the stock offering.  Sales in the first quarter of 2017 exceeded the previous high quarter by 21%.  The stock offering closed on April 2, 2017.

Total shareholder equity of the Company decreased from $13,540,357 as of December 31, 2017 to $12,739,177 as of June 30, 2018.  The decrease is mainly due to the net loss from operations of $623,329.  Additionally, the change in unrealized losses on fixed income securities decreased equity by $172,851.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through June 30, 2018, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2018, 2017 and 2016 we paid $5,000, $5,000 and $10,000 for 2,000, 1,000 and 2,000 shares of Company’s common stock that are held as treasury stock, respectively.  Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $9,926,158 and $12,578,650 as of June 30, 2018 and December 31, 2017, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $1,264,587 and $4,993,908 as of June 30, 2018 and December 31, 2017 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Through June 30, 2018 the Company paid $20,000 for 5,000 shares of the Company’s common stock (treasury stock).  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

August 14, 2018	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

August 14, 2018	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer