Form 10-Q
period 2018-09-30
Texas Republic Capital Corp
filed 2018-11-14
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of November 14, 2018: 14,862,097 shares.

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Exhibit 21.1

Exhibit 24.2

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $6,363,758 and $2,288,321 as of September 30, 2018 and December 31, 2017, respectively)	$6,258,053	$2,374,588
Mortgages on real estate	572,552	-
Other long-term investments	267,289	-
Total investments	7,097,894	2,374,588
Cash and cash equivalents	8,419,065	12,578,650
Accrued investment income	90,572	22,709
Due premium	18,991	-
Deferred policy acquisition costs	330,081	193,585
Deferred sales inducement costs	176,266	79,866
Advances and notes receivable	16,408	24,850
Security deposit	7,109	7,109
Prepaid and other assets	38,796	29,381
Furniture and equipment, net	25,774	33,230
Total assets	$16,220,956	$15,343,968

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$3,286,035	$1,487,763
Future policy benefits	327,745	175,023
Policy claims and other benefits	16,638	2,504
Liability for deposit-type contracts	19,396	-
Other policyholder liabilities	3,318	83,201
Total policy liabilities	3,653,132	1,748,491
Accounts payable	99,550	55,120
Total liabilities	3,752,682	1,803,611

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of September 30, 2018 and December 31, 2017, and 14,862,097 outstanding as of September 30, 2018 and 14,864,097 outstanding as of December 31, 2017	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (5,000 and 3,000 shares as of September 30, 2018 and December 31, 2017, respectively)	(20,000)	(15,000)
Accumulated other comprehensive income (loss)	(103,474)	86,267
Accumulated deficit	(5,095,541)	(4,218,199)
Total shareholders’ equity	12,468,274	13,540,357
Total liabilities and shareholders’ equity	$16,220,956	$15,343,968

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Premiums and other considerations	$77,341	$129,363	$313,098	$213,221
Net investment income	113,966	23,896	249,848	71,441
Commission income	12,674	149	53,236	149
Total revenues	203,981	153,408	616,182	284,811
Benefits, claims and expenses
Increase in future policy benefits	28,159	74,967	152,419	124,329
Death and other benefits	8,204	1,079	14,134	1,367
Interest credited to policyholders	15,147	480	47,059	480
Total benefits and claims	51,510	76,526	213,612	126,176
Policy acquisition costs deferred	(42,102)	(78,245)	(188,220)	(114,801)
Policy acquisition costs amortized	22,840	-	53,956	-
Commissions	51,841	90,070	215,144	138,348
Salaries and wages	200,425	182,290	578,038	493,982
Employee benefits	21,898	5,915	52,308	62,870
Taxes, licenses and fees	11,482	10,670	47,472	43,108
Office rent	20,205	11,533	60,481	43,796
Director fees	-	2,500	27,500	32,716
Third-party administration fees	52,846	47,793	143,220	145,158
Service and transfer agent fees	8,572	5,888	34,432	27,733
Travel, meals and entertainment	4,743	16,317	20,557	76,113
Professional fees	16,387	36,240	120,177	122,444
Furniture, equipment and software	7,412	3,424	25,107	14,703
Office and other expenses	29,935	15,692	89,740	66,404
Total benefits, claims and expenses	457,994	426,613	1,493,524	1,278,750
Net loss	$(254,013)	$(273,205)	$(877,342)	$(993,939)

Net loss per common share outstanding and subscribed	$(0.02)	$(0.02)	$(0.06)	$(0.07)

 See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(254,013)	$(273,205)	$(877,342)	$(993,939)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(16,985)	13,806	(191,972)	40,386
Adjustment to deferred acquisition costs	95	-	2,231	-
Total other comprehensive income (loss)	(16,890)	13,806	(189,741)	40,386
Total comprehensive loss	$(270,903)	$(259,399)	$(1,067,083)	$(953,553)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Common			Accumulated
	Stock	Additional		Other		Total
	$.01 Par	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	Value	Capital	Stock	Income (Loss)	Deficit	Equity
Balance as of January 1, 2017	$144,866	$15,850,437	$(10,000)	$53,701	$(2,882,616)	$13,156,388
Subscriptions of common stock: $5.00 per share	3,805	1,898,445	-	-	-	1,902,250
Purchase of common stock	-	-	(5,000)	-	-	(5,000)
Offering costs	-	(210,264)	-	-	-	(210,264)
Other comprehensive income	-	-	-	40,386	-	40,386
Net loss	-	-	-	-	(993,939)	(993,939)
Balance as of September 30, 2017	$148,671	$17,538,618	$(15,000)	$94,087	$(3,876,555)	$13,889,821

Balance as of January 1, 2018	$148,671	$17,538,618	$(15,000)	$86,267	$(4,218,199)	$13,540,357
Purchase of common stock	-	-	(5,000)	-	-	(5,000)
Other comprehensive loss	-	-	-	(189,741)	-	(189,741)
Net loss	-	-	-	-	(877,342)	(877,342)
Balance as of September 30, 2018	$148,671	$17,538,618	$(20,000)	$(103,474)	$(5,095,541)	$12,468,274

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Operating activities
Net loss	$(877,342)	$(993,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(16,974)	(1,448)
Provision for depreciation	7,456	2,115
Policy acquisition costs deferred	(188,220)	(114,801)
Policy acquisition costs amortized	53,956	-
Mortgage loan origination fees deferred	(9,565)	-
Amortization of mortgage loan origination fees	64	-
Interest credited to policyholders	47,059	480
Change in assets and liabilities:
Accrued investment income	(67,863)	(3,177)
Due premium	(18,991)	-
Advances and notes receivable	8,442	16,192
Security deposit	-	(13,844)
Prepaid and other assets	(9,415)	(25,736)
Future policy benefits	152,722	124,329
Policy claims	14,134	1,367
Other policy liabilities	(79,883)	12,803
Accounts payable	44,430	(13,736)
Net cash used in operating activities	(939,990)	(1,009,395)

Investing activities
Purchase of furniture and equipment	-	(26,728)
Purchase of fixed maturity securities	(4,074,752)	-
Purchase of mortgage loans	(566,812)	-
Payments on mortgage loans	3,761	-
Purchase of other long-term investments	(251,000)	-
Net cash used in investing activities	(4,888,803)	(26,728)

Financing activities
Proceeds from public stock offering	-	1,902,250
Offering costs	-	(210,264)
Purchase of treasury stock	(5,000)	(5,000)
Policyholder deposits	1,710,579	280,000
Policyholder withdrawals	(55,767)	-
Deposit-type contracts	19,396	-
Net cash provided by financing activities	1,669,208	1,966,986

Increase (decrease) in cash and cash equivalents	(4,159,585)	930,863
Cash and cash equivalents, beginning of period	12,578,650	10,780,672
Cash and cash equivalents, end of period	$8,419,065	$11,711,535

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

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

The results of operations for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2017.

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

September 30, 2018

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

September 30, 2018

(Unaudited)

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

Deferred Sales Inducement Costs

Sales inducement costs (SIC) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the shorter of the bonus period or the life of the policy based on the expected future profits of the business.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus.  There was $100,103 of SIC deferred for the nine months ended September 30, 2018 and $3,703 of SIC amortized for the nine months ended September 30, 2018.  For the three months ended September 30, 2018 there was $27,124 of SIC deferred and $1,943 of SIC amortized. There was $28,000 of SIC deferred during the three and nine months ended September 30, 2017. There was no SIC amortized in 2017.

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and EDP equipment is recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to seven years.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.80% to 5.00%.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding and subscribed were 14,863,319 and 14,785,105 for the nine months ended September 30, 2018 and 2017, respectively. The weighted average common shares outstanding and subscribed were 14,862,097 and 14,864,097 for the three months ended September 30, 2018 and 2017, respectively.

Related Party Transactions

During 2015, the Company entered into an administrative service agreement with First Trinity Financial Corporation (“FTFC”) for accounting and other services incidental to the operations of the Company.  The Company paid FTFC $15,170 for the nine months ending September 30, 2017 related to this agreement.  The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.  The administrative service agreement with FTFC was terminated effective April 30, 2017.

Subsequent Events

Management has evaluated all events subsequent to September 30, 2018 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12). This ASU amends four key areas of the accounting and impacts disclosures for long-duration insurance and investment contracts.  ASU 2018-12 revises certain aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts.  The FASB’s objective in issuing this ASU is to improve, simplify, and enhance the accounting for long-duration contracts.  The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ ("MRB") and requiring all contract features meeting the definition of an MRB to be measured at fair value, simplifying the method used to amortize deferred policy acquisition costs and deferred sales inducements to a constant basis over the expected term of the related contracts rather than based on gross profits and enhancing disclosure requirements.  While this ASU is effective on January 1, 2021, the transition date (the remeasurement date) is January 1, 2019.  Early adoption of this ASU is permitted.  The Company is in process of evaluating the impact this guidance will have on our consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

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

September 30, 2018

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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of September 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$6,363,758	$15,958	$121,663	$6,258,053
Total fixed maturity securities	$6,363,758	$15,958	$121,663	$6,258,053

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,288,321	$93,942	$7,675	$2,374,588
Total fixed maturity securities	$2,288,321	$93,942	$7,675	$2,374,588

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2018 and December 31, 2017 are summarized as follows:

		Unrealized	Number of
September 30, 2018 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$4,271,805	$116,183	35

Greater than 12 months
Corporate bonds	96,125	5,480	1
Total fixed maturity securities	$4,367,930	$121,663	36

		Unrealized	Number of
December 31, 2017	Fair Value	Loss	Securities
Fixed maturity securities
Greater than 12 months
Corporate bonds	$94,250	$7,675	1
Total fixed maturity securities	$94,250	$7,675	1

As of September 30, 2018, all of the fixed maturity securities in a loss position had a fair value to amortized cost ratio equal to or greater than 90%.  The 35 securities in a less than 12-month loss position had an average fair value to amortized cost ratio of 97%. The single issue in a loss position greater than 12-months had a fair value to amortized cost ratio of 94% and 92% as of September 30, 2018 and December 31, 2017, respectively.  Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of September 30, 2018 and December 31, 2017.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2018 and the year ended December 31, 2017.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains/losses included in other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	September 30, 2018	December 31, 2017
Unrealized appreciation (depreciation) on available-for-sale securities	$(105,705)	$86,267
Adjustment to deferred acquisition costs	2,231	-
Net unrealized appreciation (depreciation) on available-for-sale securities	$(103,474)	$86,267

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2018, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$1,549,057	$1,549,708
Due after five years through ten years	3,672,651	3,626,905
Due after ten years	1,142,050	1,081,440
Total fixed maturity securities	$6,363,758	$6,258,053

The amortized cost and fair value of other long-term investments as of September 30, 2018, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$48,789	$49,408
Due after one year through five years	157,869	178,629
Due after five years through ten years	60,631	78,946
Total other long-term investments	$267,289	$306,983

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2.          Investments (continued)

Major categories of net investment income for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017

Fixed maturity securities	$64,279	$22,283	$144,626	$68,280
Other long-term assets	5,682	-	16,289	-
Mortgage loans	13,276	-	19,505	-
Short-term and other investments	33,920	1,613	82,733	3,161
Gross investment income	117,157	23,888	263,153	71,433
Investment expenses	3,191	-	13,305	-
Net investment income	$113,966	$23,896	$249,848	$71,441

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

September 30, 2018

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are summarized as follows:

September 30, 2018 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,258,053	$-	$6,258,053
Total fixed maturity securities	$-	$6,258,053	$-	$6,258,053

December 31, 2017	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,374,588	$-	$2,374,588
Total fixed maturity securities	$-	$2,374,588	$-	$2,374,588

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2018 and December 31, 2017 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

3.          Fair Value Measurements (continued)

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2018 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,419,065	$8,419,065	$8,419,065	$-	$-
Mortgages on real estate	572,552	588,536	-	-	588,536
Other long-term investments	267,289	306,983	-	-	306,983
Accrued investment income	90,572	90,572	-	-	90,572
Advances and notes receivable	16,408	16,408	-	-	16,408
Total financial assets	$9,365,886	$9,421,564	$8,419,065	$-	$1,002,499

Financial liabilities
Policyholders’ account balances	$3,286,035	$2,391,750	$-	$-	$2,391,750
Policy claims	16,638	16,638	-	-	16,638
Total financial liabilities	$3,302,673	$2,408,388	$-	$-	$2,408,388

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,578,650	$12,578,650	$12,578,650	$-	$-
Accrued investment income	22,709	22,709	-	-	22,709
Advances and notes receivable	24,850	24,850	-	-	24,850
Total financial assets	$12,626,209	$12,626,209	$12,578,650	$-	$47,559

Financial liabilities
Policyholders’ account balances	$1,487,763	$1,155,525	$-	$-	$1,155,525
Policy claims	2,504	2,504	-	-	2,504
Total financial liabilities	$1,490,267	$1,158,029	$-	$-	$1,158,029

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

September 30, 2018

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

4.          Income Taxes

The Company files a consolidated return with its subsidiary TRLS.  The Company’s other subsidiary TRLIC files a separate federal return for life insurance companies.  TRLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code.  Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

The Company has net operating loss carryforwards of approximately $3.9 million expiring in 2032 through 2037.  A valuation allowance of $808,997 has been established for net operating losses arising from 2012 through 2018 since the Company has not demonstrated the ability to generate taxable income.  As of September 30, 2018, TRLIC has $1,167,709 in operating loss carryforwards that have originated since 2016.  The operating loss carryforwards will expire in 2031 and 2032.  TRLIC’s operating loss carryforwards has a valuation allowance of $245,219 against it at September 30, 2018, as TRLIC has not yet demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

The Company and its subsidiaries have no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2015 through 2017 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

5.         Concentrations of Credit Risk

The Company’s cash is held at Plains Capital Bank in Austin, Texas, UBS Financial Services, Inc. in Lexington, Kentucky and City National Bank in Cross Lanes, West Virginia.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  Uninsured balances aggregate $1,326,695 as of September 30, 2018.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in this account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6.         Stock Incentive Plan

The Company had previously submitted an Agent Stock Incentive Plan (“ASIP”) to the Texas State Securities Board.  The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products.  The plan was approved in August 2018.  Calculation of awards will be determined at December 31, 2018 based on production for the calendar year 2018.

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

We are a financial services holding company and have incurred significant net losses since our inception. As of September 30, 2018, we had an accumulated deficit of $5,095,541. These losses have resulted primarily from costs incurred while raising capital. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums that are sufficient to cover our operating costs.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.80% to 5.0%.

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

Results of Operations – Three and Nine Months Ended September 30, 2018 and 2017

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities, mortgages, and other assets.   Revenue included $313,098 from the sale of life insurance for the nine months ended September 30, 2018 and $213,221 from the sale of life insurance for the nine months ended September 30, 2017.  We began selling insurance products in May 2017 therefore the nine months ending September 30, 2017 was actually only five months of sales. For the quarter ended September 30, the sale of life insurance generated $77,341 and $129,363 in revenue in 2018 and 2017, respectively. The increased revenue in 2017 was the result of higher face amounts and more policies sold in our initial rollout of insurance.  The Company also accepted annuity deposits of $1,710,579 in the nine months ended September 30, 2018. For the three months ending September 30, 2018 the Company accepted annuity deposits of $393,768. There were $280,000 annuity deposits accepted for the three and nine months ended September 30, 2017. Annuity deposits generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $249,848 for the nine months ended September 30, 2018, an increase of $178,407 from $71,441 for the nine months ended September 30, 2017.  For the three months ended September 30, 2018 investment income of $113,966 increased $90,070 over the $23,896 for the three months ended September 30, 2017. The increase is attributable to a larger invested asset base from annuity sales and consolidation of cash into higher yielding accounts which increased interest income on invested cash.

Expenses

Our expenses relate to operating a financial services holding company and a life insurance company and an insurance agency.

Expenses were $1,493,524 for the nine months ended September 30, 2018, an increase of $214,774 from $1,278,750 for the nine months ended September 30, 2017.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense $87,436 for the nine months ending September 30, 2018.  The increase is consistent with the increased insurance sales compared to 2017.

Commissions – Commission expense increased $76,796 for the nine months ended September 30, 2017.  The increase is consistent with the increased insurance sales compared to 2017.

Salaries and Wages – Salary expense increased $84,056 for the nine months ending September 30, 2018.  The increase is due to the addition of staff in the third quarter of 2017.  To a lesser degree moderate increases to existing salaries added to the variance.

Expenses were $457,994 for the three months ended September 30, 2018, an increase of $31,381 from $426,613 for the three months ended September 30, 2017.  Amortization of deferred acquisition costs began in the third quarter of 2018 resulting in $22,840 of the increase.  Additionally, salary expense was $18,135 higher for the three months ended September 30, 2018 compared to September 30, 2017.

We expect our general and administrative expenses to continue to increase in the near future because of administrative expenses necessary for the entry into the life insurance business.

Net Loss

The net loss was $877,342, or $(0.06) per common share issued and outstanding for the nine months ended September 30, 2018 compared to a net loss of $993,939, or $(0.07) per share, for the nine months ended September 30, 2017.  For the three months ending September 30, the operating loss was $254,013 or $(0.02) per share in 2018 and $273,205 or $(0.02) per share in 2017. The decrease in the net loss for the three and nine months ending September 30, 2018, was primarily attributable to the increase in operating revenue from insurance and investment income.  We expect our losses to continue in the near future as we incur increased costs to grow our life insurance business.  The weighted average common shares outstanding and subscribed were 14,863,319 and 14,785,105 for the nine months ended September 30, 2018 and 2017, respectively. The weighted average common shares outstanding and subscribed were 14,862,097 and 14,864,097 for the three months ended September 30, 2018 and 2017, respectively.

Financial Position – As of September 30, 2018 and December 31, 2017

Total assets of the Company increased from $15,343,968 as of December 31, 2017 to $16,220,956 as of September 30, 2018, an increase of $876,988.  Annuity deposits of $1,710,579 used to purchase investment is the main cause for the increase.  Offsetting the increase are cash outflows related to operations of $939,990.

The Company is investing the annuity deposits in fixed maturity securities, mortgages and other assets (lottery bonds).  The increase in mortgages of $572,552 and lottery bonds of $267,289 are directly related to annuity deposits in Texas Republic Life Insurance Company.  The increase of $3,883,465 in fixed maturity securities occurred both in the insurance company and at the holding company level as we try to maximize our investment earnings.

Cash decreased $4,159,584 from December 31, 2017 to September 30, 2018 as we are investing to maximize yields to support the insurance operations.  During the nine months ending September 30, 2018 the outflow of cash relating to investments was $4,888,803 compared to $26,728 during the nine months ending September 30, 2017.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves deposit funds and advance premiums.  Policyholder liabilities increased $1,904,641 at September 30, 2018 compared to December 31, 2017.  The increase is directly related to the increase of inforce life insurance and the liability for annuity deposits.

Total shareholder equity of the Company decreased from $13,540,357 as of December 31, 2017 to $12,468,274 as of September 30, 2018.  The decrease is mainly due to the net loss from operations of $877,342.  Additionally, the change in unrealized losses on fixed income securities decreased equity by $189,741.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through September 30, 2018, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2018, 2017 and 2016 we paid $5,000, $5,000 and $10,000 for 2,000, 1,000 and 2,000 shares of Company’s common stock that are held as treasury stock, respectively.  Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $8,419,065 and $12,578,650 as of September 30, 2018 and December 31, 2017, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $1,326,695 and $4,993,908 as of September 30, 2018 and December 31, 2017 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Through September 30, 2018 the Company paid $20,000 for 5,000 shares of the Company’s common stock (treasury stock).  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

November 14, 2018	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

November 14, 2018	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer