Form 10-K
period 2018-12-31
Texas Republic Capital Corp
filed 2019-03-22
CIK 1560452

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Common stock $.01 par value as of March 22, 2019: 14,850,097 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2019 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  During 2018, TRCC made capital contributions of $2,000,000 and $750,000 bringing the total capitalization of TRLIC to $5,750,000. TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.  During 2018, TRCC made a capital contribution of $100,000 bringing the total capitalization of TRLS to $150,000.

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

Financial Information about Segments

The Financial Accounting Standards Board (“FASB”) guidance requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The Company has evaluated our operations and has determined there is not definitive segregation between corporate and insurance operations or between life and annuity operations.  Therefore, the Company reports only consolidated operations.

Life Insurance and Annuity Operations

The Company began selling its life insurance and annuity products on April 3, 2017.  TRLIC is currently selling one life and three annuity products.  The life product is a modified whole life product with an annuity rider.  It is a ten or twenty-year paid-up policy, based on policyholder age, with 50% of the premium deposited into the annuity in years 2-10/20.  The annuity products are 5-year and 10-year fixed annuities.  Based on the product selected there is a 5% or 10% premium bonus immediately credited to the account balance which is vested over five or ten years unless surrendered prior to the end of the vesting period. Additionally, the Company’s TrueFlex product was approved by the Texas Department of Insurance (“TDI”). The TrueFlex product is a voluntary benefit payroll deduction product.

Competition and Ratings

TRLIC operates in a mature and highly competitive industry. We compete with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Competition is intense because the life insurance industry is consolidating, with larger, more efficient and more effective organizations emerging from consolidation. Many of these companies have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings.  Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale, and cost efficiency.  Operating results of life insurers are subject to fluctuations, not only from this competitive environment, but also due to economic conditions, interest rate levels and changes and the performance of investments.

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

Employees

As of March 22, 2019, the Company has seven full-time employees and one part-time employee in TRCC and TRLIC.

Item 2. Properties

The Company entered into a lease with a third-party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement ended September 30, 2017.  The Company also paid a pro rata share of the operating expenses of the building.

The Company entered into a new 62-month lease agreement with a third-party lessor in 2017 for utilization of office space in Austin, Texas.  The lease agreement ends November 30, 2022.  The lease required a deposit in the amount of $7,109 and abated the first two month’s rent.  The monthly rental payments are $4,864 for the first twelve months after abatement.  The Company also pays a pro rata share of the operating expenses of the building.  Rent expense was $80,967 under the new agreement for the twelve months ended December 31, 2018 and $56,946 under the two agreements for the twelve months ended December 31, 2017.  Total future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under the current non-cancellable lease agreement are $82,487 in 2019, $84,036 in 2020, $85,585 in 2021 and $78,485 in 2022.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Trading of the Company’s common stock is limited, and an established public market does not exist.

(b)	Holders

As of March 22, 2019, there were 1,575 shareholders of the Company’s outstanding common stock.

(c)	Dividends

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

There are no equity compensation plans for employees.  The Company’s life subsidiary, TRLIC has an Agent Stock Incentive Plan (“ASIP”).  The plan was approved in August 2018 by the Texas State Securities Board.  The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards will be determined at December 31, 2018 based on production for the period of August through December 2018.  The ASIP will issue 1,220 shares.

(e)	Performance graph not required for smaller reporting company.

(f)	Related Stockholder Matters

(i)	Sale of unregistered equity securities

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

(g)	Purchases of Equity Securities by Issuer

Through December 31, 2017, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock.  Additionally, TRLIC has purchased 14,000 shares of TRCC common stock at a cost of $35,000. The shares were purchased to compensate agents under TRLIC’s Stock Incentive Plan. The shares are held as treasury shares in the consolidated financial statements.

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  During 2018 TRCC made capital contributions of $2,000,000 and $750,000 bringing the total capitalization of TRLIC to $5,750,000. Texas Republic Life Solutions (“TRLS”), an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.  During 2018 TRCC made a capital contribution of $100,000 bringing the total capitalization of TRLIC to $150,000.

We are a financial services holding company and have incurred significant net losses since our inception. As of December 31, 2018, we had an accumulated deficit of $5,445,635. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums and investment income which are sufficient to cover our operating costs.

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

We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over life of the policy.  Deferred acquisition costs, (DAC), consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on the annuity products, using the same assumptions as were used in computing liabilities for future policy benefits.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 3.24% to 5.00%.

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

Results of Operations – Years Ended December 31, 2018 and 2017

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities, mortgages and other assets.  We began selling insurance products in May 2017.  Revenue included $363,515 and $304,163 from sales of life insurance for the twelve months ended December 31, 2018 and 2017, respectively.  The Company also accepted annuity considerations of $1,838,464 and $1,398,041 during 2018 and 2017, respectively.  Annuity considerations will generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $348,264 for the year ending December 31, 2018 compared to $96,678 for the year ended December 31, 2017.  During 2018 the Company invested in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts. Total revenues were $767,072 for the year ended December 31, 2018, an increase of $365,859 from $401,213 for the year ended December 31, 2017.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $1,994,508 for the year ended December 31, 2018, an increase of $257,712 from $1,736,796 for the year ended December 31, 2017.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense $69,487 for the year ended December 31, 2018.  The increase is consistent with the increased insurance sales compared to 2017.

Commissions – Commission expense increased $12,052 for the year ended December 31, 2018.  The increase is consistent with the increased insurance sales compared to 2017.

Salaries and Wages – Salary expense increased $115,255 for the year ended December 31, 2018. The increase is due to the addition of staff in the third quarter of 2017 and the addition of salaried sales agents in the fourth quarter 2018.  To a lesser degree moderate increases to existing salaries added to the variance.

Net Loss

The net loss was $1,227,436, or $(0.08) per share, for the year ended December 31, 2018 compared to a net loss of $1,335,583, or $(0.09) per share, for the year ended December 31, 2017. The $108,147 decrease in the net loss was primarily attributable to the increases of $251,586 and $54,921 in net investment income and commission income generated by agency operations, respectively. Somewhat offsetting the increases in revenue are increase in expenses described above. We expect our losses to increase in the future as we incur increased costs to grow the life insurance business.  The weighted average common shares outstanding were 14,861,514 and 14,804,853 for the years ending December 31, 2018 and 2017, respectively.  The total shares outstanding were 14,850,097 and 14,864,097 at December 31, 2018 and 2017, respectively.

Financial Position – As of December 31, 2018 and 2017

Total assets of the Company increased from $15,343,968 as of December 31, 2017 to $15,732,993 as of December 31, 2018, an increase of $389,025 and was attributable to annuity sales in 2018.

The Company is investing the annuity deposits in fixed maturity securities, mortgages and other assets (lottery bonds).  The increase in mortgages of $569,135 and lottery bonds of $449,461 are directly related to annuity deposits in Texas Republic Life Insurance Company.  Mortgages of $875,895 were also acquired in the holding company.  The increase of $4,290,468 in fixed maturity securities occurred both in the insurance company and at the holding company level as we try to maximize our investment earnings.

Cash decreased $6,066,998 from December 31, 2017 to December 31, 2018 as we are investing to maximize yields to support the insurance operations.  During the twelve months ending December 31, 2018 the outflow of cash relating to investments was $6,397,183 compared to $32,966 during the twelve months ending December 31, 2017.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $1,812,564 at December 31, 2018 compared to December 31, 2017.  The increase is directly related to the increase of inforce life insurance and the liability for annuity deposits.

Total shareholder equity of the Company decreased from $13,540,357 as of December 31, 2017 to $12,028,873 as of December 31, 2018, a decrease of $1,511,484.  The decrease is mainly due to the net loss from operations of $1,227,436 and the purchase of treasury shares of $35,000. Additionally, the increase in unrealized losses on fixed maturity securities due to the interest rate environment added $249,048 to the decrease in equity but should be recaptured as the bonds mature.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through December 31, 2018, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2017 and 2016 we paid $5,000 and $10,000 for 1,000 and 2,000 shares of Company’s common stock that is held as treasury stock, respectively.  Additionally, TRLIC has purchased 14,000 shares of TRCC common stock at a cost of $35,000 during 2018. The shares were purchased to compensate agents under TRLIC’s Stock Incentive Plan. The shares are held as treasury shares in the consolidated financial statements. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $6,511,652 and $12,578,650 as of December 31, 2018 and 2017, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $534,014 and $4,993,908 as of December 31, 2018 and December 31, 2017 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least 12 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. TRLIC and TRLS may require additional capital as they continue to grow.  As discussed above, the Company capitalized TRLIC with $3,000,000 cash during the third quarter of 2016. During 2018 the Company added additional capital of $2.75 million to TRLIC. The Company capitalized TRLS with $50,000 in the second quarter of 2017.  The Company contributed an additional $100,000 to TRLS in 2018.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Texas Republic Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Texas Republic Capital Corporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Springfield, Illinois

March 22, 2019

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2018	December 31, 2017
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $6,828,467 and $2,288,321 as of December 31, 2018 and 2017, respectively)	$6,665,056	$2,374,588
Mortgage loans	1,445,030	-
Other long-term investments	449,461	-
Total investments	8,559,547	2,374,588
Cash and cash equivalents	6,511,652	12,578,650
Accrued investment income	76,668	22,709
Due premium	5,050	-
Deferred policy acquisition costs	326,210	193,585
Deferred sales inducement costs	164,316	79,866
Advances and notes receivable	14,360	24,850
Security deposit	7,109	7,109
Prepaid and other assets	33,871	29,381
Furniture and equipment, net	34,210	33,230
Total assets	$15,732,993	$15,343,968

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$3,165,519	$1,487,763
Future policy benefits	338,407	175,023
Policy claims and other benefits	28,306	2,504
Liability for deposit-type contracts	19,540	-
Other policyholder liabilities	9,283	83,201
Total policy liabilities	3,561,055	1,748,491
Accounts payable	143,065	55,120
Total liabilities	3,704,120	1,803,611

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of December 31, 2018 and 2017, 14,850,097 and 14,864,097 outstanding as of December 31, 2018 and 2017, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (17,000 and 3,000 shares as of December 31, 2018 and 2017, respectively)	(50,000)	(15,000)
Accumulated other comprehensive income (loss)	(162,781)	86,267
Accumulated deficit	(5,445,635)	(4,218,199)
Total shareholders’ equity	12,028,873	13,540,357
Total liabilities and shareholders’ equity	$15,732,993	$15,343,968

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
Revenues
Premiums and other considerations	$363,515	$304,163
Net investment income	348,264	96,678
Commission income	55,293	372
Total revenues	767,072	401,213
Benefits, claims and expenses
Increase in future policy benefits	162,828	174,665
Death and other benefits	25,802	2,504
Interest credited to policyholders	67,882	9,856
Total benefits and claims	256,512	187,025
Policy acquisition costs deferred	(197,369)	(193,585)
Policy acquisition costs amortized	65,373	-
Commissions	236,270	224,218
Salaries and wages	784,688	669,433
Employee benefits	73,203	80,482
Taxes, licenses and fees	56,432	50,509
Office rent	80,967	56,946
Director fees	48,250	51,250
Third-party administration fees	188,413	194,605
Service and transfer agent fees	47,156	32,515
Travel, meals and entertainment	31,885	98,006
Professional fees	153,953	159,337
Furniture, equipment and software	31,978	21,792
Office and other expenses	136,797	104,263
Total benefits, claims and expenses	1,994,508	1,736,796
Net loss	$(1,227,436)	$(1,335,583)

Net loss per common share outstanding and subscribed	$(0.08)	$(0.09)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2018	2017

Net loss	$(1,227,436)	$(1,335,583)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(249,678)	32,566
Adjustment to deferred acquisition costs	630	-
Total other comprehensive income (loss)	(249,048)	32,566
Total comprehensive loss	$(1,476,484)	$(1,303,017)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2018 and 2017

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2017	$144,866	$15,850,437	$(10,000)	$53,701	$(2,882,616)	$13,156,388
Subscriptions of common stock:
$5.00 per share	3,805	$1,898,445	$-	$-	$-	$1,902,250
Purchase of common stock	-	-	(5,000)	-	-	(5,000)
Offering costs	-	(210,264)	-	-	-	(210,264)
Other comprehensive income	-	-	-	32,566	-	32,566
Net loss	-	-	-	-	(1,335,583)	(1,335,583)
Balance as of December 31, 2017	$148,671	$17,538,618	$(15,000)	$86,267	$(4,218,199)	$13,540,357

Purchase of common stock	-	-	(35,000)	-	-	(35,000)
Other comprehensive loss	-	-	-	(249,048)	-	(249,048)
Net loss	-	-	-	-	(1,227,436)	(1,227,436)
Balance as of December 31, 2018	$148,671	$17,538,618	$(50,000)	$(162,781)	$(5,445,635)	$12,028,873

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017

Operating activities
Net loss	$(1,227,436)	$(1,335,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(23,468)	(1,942)
Provision for depreciation	12,066	4,240
Policy acquisition costs deferred	(197,369)	(193,585)
Policy acquisition costs amortized	65,373	-
Mortgage loan origination fees deferred	(27,154)	-
Amortization of mortgage loan origination fees	122	-
Interest credited to policyholders	67,882	9,856
Change in assets and liabilities:
Accrued investment income	(53,959)	-
Due premium	(5,050)	-
Advances and notes receivable	10,490	10,925
Security deposit	-	(3,117)
Prepaid and other assets	(4,490)	(29,381)
Future policy benefits	163,384	175,023
Policy claims	25,802	2,504
Other policy liabilities	(73,918)	83,201
Accounts payable	87,945	23,776
Net cash used in operating activities	(1,179,780)	(1,254,083)

Investing activities
Purchases of furniture and equipment	(13,046)	(32,966)
Purchase of fixed maturity securities	(4,540,023)	-
Purchase of mortgage loans	(1,428,137)	-
Payments on mortgage loans	10,206	-
Purchase of other long-term investments	(426,183)	-
Net cash used in investing activities	(6,397,183)	(32,966)

Financing activities
Proceeds from public stock offering	-	1,902,250
Offering costs	-	(210,264)
Purchase of treasury stock	(35,000)	(5,000)
Policyholder deposits	1,838,464	1,398,041
Policyholder withdrawals	(312,549)	-
Deposit-type contracts - deposits	24,175	-
Deposit-type contracts - withdrawals	(5,125)	-
Net cash provided by financing activities	1,509,965	3,085,027

Decrease in cash and cash equivalents	(6,066,998)	1,797,978
Cash and cash equivalents, beginning of period	12,578,650	10,780,672
Cash and cash equivalents, end of period	$6,511,652	$12,578,650

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  During 2018 the Company made capital contributions of $2,000,000 and $750,000 bringing the total capitalization of TRLIC to $5,750,000. TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS. During 2018 the Company made a capital contribution of $100,000 bringing the total capitalization of TRLS to $150,000.

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

December 31, 2018 and 2017

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profit emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1.          Organization and Significant Accounting Policies (continued)

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the shorter of the bonus period or the life of the policy based on the expected future profits of the business.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $164,316 and $79,866 of SIC deferred at December 31, 2018 and December 31, 2017, respectively.  For the twelve months ended December 31, 2018 there was $104,603 of SIC deferred and $20,153 of SIC amortized. There was $79,866 of SIC deferred during the twelve months ended December 31, 2017. There was no SIC amortized in 2017.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 3.24% to 5.00%.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1.          Organization and Significant Accounting Policies (continued)

Offering Costs

Certain costs directly related to the sale of the Company’s securities are capitalized against the proceeds from the sales. These costs include legal fees, recruiting and training expenses, commissions, printing, mailing, and other expenses related to the offering.

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding were 14,861,514 and 14,804,853 for the years ending December 31, 2018 and 2017, respectively.

Related Party Transactions

During 2015, the Company entered into an administrative service agreement with First Trinity Financial Corporation (“FTFC”) for accounting and other services incidental to the operations of the Company and paid FTFC $11,963 for the year ended December 31, 2017 related to this agreement.  The Company also paid FTFC $8,320 for the year ended December 31, 2017 for additional services performed outside of the administrative service agreement.  The administrative service agreement with FTFC was terminated effective April 30, 2017. The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.

During 2018 the Company entered into an agreement with FTFC where FTFC will use its resources to source mortgages on real estate and lottery bonds.  FTFC will present to the Company investments based on criteria the Company has established.  The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment.  All mortgages and lottery bonds that were purchased by the Company in 2018 were obtained through this agreement.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1.          Organization and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1.          Organization and Significant Accounting Policies (continued)

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income from the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is evaluating the effects of the enactment of the Tax Cuts and Jobs Act and ASU 2018-02, but does not expect a material impact on the Company’s financial condition or results of operations from the adoption of this guidance.

2.           Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of December 31, 2018 and 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$6,828,467	$25,916	$189,327	$6,665,056
Total fixed maturity securities	$6,828,467	$25,916	$189,327	$6,665,056

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$2,288,321	$93,942	$7,675	$2,374,588
Total fixed maturity securities	$2,288,321	$93,942	$7,675	$2,374,588

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2.           Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2018 and 2017 are summarized as follows:

		Unrealized	Number of
December 31, 2018	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$4,321,663	$170,332	36

Greater than 12 months
Corporate bonds	82,500	18,995	1
Total fixed maturity securities	$4,404,163	$189,327	37

		Unrealized	Number of
December 31, 2017	Fair Value	Loss	Securities
Fixed maturity securities
Greater than 12 months
Corporate bonds	$94,250	$7,675	1
Total fixed maturity securities	$94,250	$7,675	1

As of December 31, 2018, 33 of the 37 fixed maturity securities in a loss position had a fair value to amortized cost ratio equal to or greater than 90%.  The four fixed securities that were below 90% were at 80% or higher. The 36 securities in a less than 12-month loss position had an average fair value to amortized cost ratio of 96%. The single issue in a loss position greater than 12-months had a fair value to amortized cost ratio of 81% and 92% as of December 31, 2018 and December 31, 2017, respectively.  Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of December 31, 2018 and December 31, 2017.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2.           Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the years ended December 31, 2018 and 2017.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income (loss) for investments classified as available-for-sale are summarized as follows:

	December 31, 2018	December 31, 2017
Unrealized appreciation (depreciation) on available-for-sale securities	$(163,411)	$86,267
Adjustment to deferred acquisition costs	630	-
Net unrealized appreciation (depreciation) on available-for-sale securities	$(162,781)	$86,267

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2018, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due after one year through five years	$2,865,294	$2,853,846
Due after five years through ten years	2,821,548	2,774,294
Due after ten years	1,141,625	1,036,916
Total fixed maturity securities	$6,828,467	$6,665,056

The amortized cost and fair value of other long-term investments as of December 31, 2018, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$49,826	$49,914
Due after one year through five years	197,073	222,618
Due after five years through ten years	202,562	267,012
Total other long-term investments	$449,461	$539,544

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Mortgage Loan on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s mortgage loans on real estate by credit quality using this ratio as of December 31, 2018 are summarized as follows (there was no investment in mortgage loans at December 31, 2017):

Loan-To-Value-Ratio	December 31, 2018	December 31, 2017
70% to 80%	$75,947	$-
60% to 70%	573,506	-
50% to 60%	677,169	-
40% to 50%	118,408	-
Total	$1,445,030	$-

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2.           Investments (continued)

Major categories of net investment income for the years ended December 31, 2018 and 2017 are summarized as follows:

	For the Years Ended December 31,
	2018	2017

Fixed maturity securities	$205,466	$91,828
Other long-term assets	23,279	-
Mortgage loans	25,400	-
Short-term and other investments	113,672	4,850
Gross investment income	367,817	96,678
Investment expenses	19,553	-
Net investment income	$348,264	$96,678

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

3.           Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017 are summarized as follows:

December 31, 2018	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,665,056	$-	$6,665,056
Total fixed maturity securities	$-	$6,665,056	$-	$6,665,056

December 31, 2017	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$2,374,588	$-	$2,374,588
Total fixed maturity securities	$-	$2,374,588	$-	$2,374,588

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service.  The third-party investment service provides quoted prices which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources.  Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third-party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings, and matrix pricing.  As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy.  The Company’s Level 2 investments include corporate bonds.

The Company’s fixed maturity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets disclosed, but not carried, at fair value as of December 31, 2018 and 2017 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,511,652	$6,511,652	$6,511,652	$-	$-
Mortgages on real estate	1,445,030	1,457,196	-	-	1,457,196
Other long-term investments	449,461	539,544	-	-	539,544
Accrued investment income	76,668	76,668	-	-	76,668
Advances and notes receivable	14,360	14,360	-	-	14,360
Total financial assets	$8,497,171	8,599,420	$6,511,652	$-	$2,087,768

Financial liabilities
Policyholders’ account balances	$3,165,519	$2,375,631	$-	$-	$2,375,631
Policy claims	28,306	28,306	-	-	28,306
Total financial liabilities	$3,193,825	$2,403,937	$-	$-	$2,403,937

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

3.           Fair Value Measurements (continued)

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

Other Long-Term Investments

Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach. Projected cash flows are discounted using the average FTSE Pension Liability Index in effect at the end of each period.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

4.          Property and Equipment

Property and equipment as of December 31, 2018 and 2017 is summarized as follows:

	December 31, 2018	December 31, 2017
Total property and equipment	$55,339	$42,293
Less - accumulated depreciation	(21,129)	(9,063)
Property and equipment net of accumulated depreciation	$34,210	$33,230

5.          Income Taxes

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

The Company has net operating loss carryforwards of approximately $3.6 million expiring in 2032 through 2037. The company also has $349,200 of loss carryforwards from 2018 that will not expire.  A valuation allowance of $826,559 has been established for net operating losses arising from 2012 through 2018 since the Company has not demonstrated the ability to generate taxable income.  As of December 31, 2018, TRLIC has $1,376,919 in operating loss carryforwards that have originated since 2016.  In accordance with the Tax Cuts and Jobs Act of 2017, $588,407 of the operating loss carryforwards were generated prior to 1/1/18 and will expire in 2031 and 2032.  Additionally, TRLIC has loss carryforwards of $788,512 from 2018 which will not expire.   TRLIC’s operating loss carryforwards has a valuation allowance of $289,153 against it at December 31, 2018, as TRLIC has not yet demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

The Company and its subsidiaries have no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2015 through 2018 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

6.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $534,014 as of December 31, 2018.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.         Stock Incentive Plan

The Company’s Agent Stock Incentive Plan (“ASIP”) was approved in August 2018 by the Texas State Securities Board.  The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products.  Calculation of awards at December 31, 2018 are based on production for the period of August through December 2018.  The ASIP will issue 1,270 shares.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

8.          Lease Commitment

The Company entered into a lease with a third-party lessor in 2014 for utilization of office space in Austin, Texas.  The lease agreement ended September 30, 2017.  The Company also paid a pro rata share of the operating expenses of the building.

The Company entered into a new 62-month lease agreement with a third-party lessor in 2017 for utilization of office space in Austin, Texas.  The lease agreement ends November 30, 2022.  The lease required a deposit in the amount of $7,109 and abated the first two month’s rent.  The monthly rental payments are $4,864 for the first twelve months after abatement.  The Company also pays a pro rata share of the operating expenses of the building.  Rent expense was $80,967 under the new agreement for the twelve months ended December 31, 2018 and $56,946 under the two agreements for the twelve months ended December 31, 2017.  Total future minimum lease payments and a pro rata share of the buildings operating expenses to be paid under the current non-cancellable lease agreement are $82,487 in 2019, $84,036 in 2020, $85,585 in 2021 and $78,485 in 2022.

9.           Shareholders’ Equity and Statutory Accounting Practices

TRLIC is domiciled in Texas and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the TDI. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.  Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

The statutory net loss for TRLIC was $897,619 and $563,881 for the years ended December 31, 2018 and 2017, respectively. The statutory capital and surplus of TRLIC was $4,201,803 and $2,352,437 as of December 31, 2018 and 2017, respectively.

TRLIC is subject to Texas laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the TDI.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity for TRLIC to pay a dividend to TRCC.

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

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operating, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2018.

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

The design of any system of controls is also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Certificate of Formation

3.2	Bylaws

10.1	Lease Agreement – October 1, 2014 – September 30, 2017

10.2	Mortgage Loan Consulting Agreement between the Company and First Trinity Financial Corporation

10.3	Mortgage Loan Purchase Agreement between the Company and First Trinity Financial Corporation

10.4	Mortgage Loan Repurchase Guarantee Agreement between the Company and First Trinity Financial Corporation

10.5	Administrative Services Agreement between the Company and First Trinity Financial Corporation

21.1*	Subsidiaries of Registrant

24.1*	Powers of Attorney (included in the signature pages hereto and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 22, 2019	By:	/s/ Timothy R. Miller
Timothy R. Miller
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 22, 2019	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Timothy R. Miller	Date	March 22, 2019
Timothy R. Miller
President and Chief Executive Officer

By	/s/ William S. Lay	Date	March 22, 2019
William S. Lay
Secretary and Treasurer

By	/s/ Charles R. Bailey	Date	March 22, 2019
Charles R. Bailey, Director

By	/s/ Steven D. Braley	Date	March 22, 2019
Steven D. Braley, Director

By	/s/ David L. Cleavinger	Date	March 22, 2019
David L. Cleavinger, Director

By	/s/ Kenneth R. Davis	Date	March 22, 2019
Kenneth R. Davis, Director

By	/s/ J. Pete Laney	Date	March 22, 2019
J. Pete Laney, Director

By	/s/ Adrian G. McDonald Jr.	Date	March 22, 2019
Adrian G. McDonald Jr., Director

By	/s/ Alvie J. Mitchell Jr.	Date	March 22, 2019
Alvie J. Mitchell Jr., Director

By	/s/ James E. Sandberg Jr.	Date	March 22, 2019
James E. Sandberg Jr., Director

By	/s/ Vernon R. Woelke	Date	March 22, 2019
Vernon R. Woelke, Director

By	/s/ Gregg E. Zahn	Date	March 22, 2019
Gregg E. Zahn. Director