Form 10-Q
period 2019-03-31
Texas Republic Capital Corp
filed 2019-05-15
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to                                 .

Commission file number:  000-55621

TEXAS REPUBLIC CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Texas		45-5311713
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par	-	None

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of May 15, 2019: 14,791,587 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2019

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Available-for-sale fixed maturity securities at fair value (Amortized cost: $7,030,751 and $6,828,467 as of March 31, 2019 and December 31, 2018, respectively)	$7,145,891	$6,665,056
Mortgage loans	1,435,054	1,445,030
Other long-term investments	759,534	449,461
Total investments	9,340,479	8,559,547
Cash and cash equivalents	8,397,380	6,511,652
Accrued investment income	89,459	76,668
Due premium	10,100	5,050
Deferred policy acquisition costs	396,468	326,210
Deferred sales inducement costs	285,626	164,316
Advances and notes receivable	47,026	14,360
Leased property - right to use	310,373	-
Security deposit	7,109	7,109
Prepaid and other assets	23,633	33,871
Furniture and equipment, net	34,624	34,210
Total assets	$18,942,277	$15,732,993

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$5,814,446	$3,165,519
Future policy benefits	397,765	338,407
Policy claims and other benefits	30,545	28,306
Liability for deposit-type contracts	14,542	19,540
Other policyholder liabilities	342,908	9,283
Total policy liabilities	6,600,206	3,561,055
Lease liability	310,373	-
Deferred taxes	4,958	-
Accounts payable	151,875	143,065
Total liabilities	7,067,412	3,704,120

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of March 31, 2019 and December 31, 2018, 14,800,097 and 14,850,097 outstanding as of March 31, 2019 and December 31, 2018, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (67,000 and 17,000 shares as of March 31, 2019 and December 31, 2018, respectively)	(100,000)	(50,000)
Accumulated other comprehensive income (loss)	110,129	(162,781)
Accumulated deficit	(5,822,553)	(5,445,635)
Total shareholders’ equity	11,874,865	12,028,873
Total liabilities and shareholders’ equity	$18,942,277	$15,732,993

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Premiums and other considerations	$118,392	$77,468
Net investment income	136,571	59,574
Commission income	3,533	223
Total revenues	258,496	137,265
Benefits, claims and expenses
Increase in future policy benefits	59,349	45,064
Death and other benefits	2,239	(1,763)
Interest credited to policyholders	26,032	19,702
Total benefits and claims	87,620	63,003
Policy acquisition costs deferred	(91,949)	(67,492)
Policy acquisition costs amortized	21,009	9,959
Commissions	99,279	59,898
Salaries and wages	257,860	190,288
Employee benefits	23,091	12,270
Taxes, licenses and fees	24,350	20,449
Office rent	20,486	18,334
Director fees	14,250	15,000
Third-party administration fees	44,309	43,724
Service and transfer agent fees	9,827	15,366
Travel, meals and entertainment	25,380	5,536
Professional fees	43,618	55,804
Furniture, equipment and software	8,891	7,192
Office and other expenses	47,393	17,107
Total benefits, claims and expenses	635,414	466,438
Net loss	$(376,918)	$(329,173)

Net loss per common share outstanding	$(0.03)	$(0.02)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss	$(376,918)	$(329,173)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	278,551	(99,012)
Adjustment to deferred acquisition costs	(683)	800
Deferred taxes	(4,958)	-
Total other comprehensive income (loss)	272,910	(98,212)
Total comprehensive loss	$(104,008)	$(427,385)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Common			Accumulated
	Stock	Additional		Other
	$.01 Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2018	$148,671	$17,538,618	$(15,000)	$86,267	$(4,218,199)	$13,540,357
Other comprehensive loss	-	-	-	(98,212)	-	(98,212)
Net loss	-	-	-	-	(329,173)	(329,173)
Balance as of March 31, 2018	$148,671	$17,538,618	$(15,000)	$(11,945)	$(4,547,372)	$13,112,972

Balance as of January 1, 2019	$148,671	$17,538,618	$(50,000)	$(162,781)	$(5,445,635)	$12,028,873
Purchase of treasury stock	-	-	(50,000)	-	-	(50,000)
Other comprehensive income	-	-	-	272,910	-	272,910
Net loss	-	-	-	-	(376,918)	(376,918)
Balance as of March 31, 2019	$148,671	$17,538,618	$(100,000)	$110,129	$(5,822,553)	$11,874,865

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating activities
Net loss	$(376,918)	$(329,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(12,038)	(88)
Provision for depreciation	2,951	2,584
Policy acquisition costs deferred	(91,949)	(67,492)
Policy acquisition costs amortized	21,009	9,959
Amortization of mortgage loan origination fees	250	-
Interest credited to policyholders	26,032	19,702
Change in assets and liabilities:
Accrued investment income	(12,791)	(35,848)
Due premium	(5,050)	-
Advances and notes receivable	(32,666)	1,740
Prepaid and other assets	10,238	4,849
Future policy benefits	59,358	45,099
Policy claims	2,239	(1,763)
Other policy liabilities	333,625	14,759
Accounts payable	8,810	(20,692)
Net cash used in operating activities	(66,900)	(356,364)

Investing activities
Purchase of furniture and equipment	(3,365)	-
Purchase of fixed maturity securities	(202,726)	(1,861,091)
Payments on mortgage loans	10,130	-
Purchase of other long-term investments	(297,998)	(251,000)
Net cash used in investing activities	(493,959)	(2,112,091)

Financing activities
Purchase of treasury stock	(50,000)	-
Policyholder deposits	2,567,302	647,825
Policyholder withdrawals	(65,590)	-
Deposit-type contracts - withdrawals	(5,125)	-
Net cash provided by financing activities	2,446,587	647,825

Increase (decrease) in cash and cash equivalents	1,885,728	(1,820,630)
Cash and cash equivalents, beginning of period	6,511,652	12,578,650
Cash and cash equivalents, end of period	$8,397,380	$10,758,020

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

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

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2018.

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

March 31, 2019

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the shorter of the bonus period or the life of the policy based on the expected future profits of the business.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $285,626 and $164,316 of SIC deferred at March 31, 2019 and December 31, 2018, respectively.  For the three months ended March 31, 2019 there was $126,159 of SIC deferred and $4,849 of SIC amortized. There was $26,175 of SIC deferred and $1,240 of SIC amortized for the three months ended March 31, 2018.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Uncollectible amounts are reported in the results of operations in the year the determination is made.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months.  The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet as of January 1, 2019 a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

March 31, 2019

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,841,764 and 14,864,097 for the three months ended March 31, 2019 and 2018, respectively.

Related Party Transactions

During 2018 the Company entered into an agreement with First Trinity Financial Corporation (“FTFC”) where FTFC will use its resources to source mortgages on real estate and lottery bonds.  FTFC will present to the Company investments based on criteria the Company has established.  The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment.  All mortgages and lottery bonds that were purchased by the Company in 2019 and 2018 were obtained through this agreement. The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”).  ASU 2017-08 revises the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The Company is in the process of evaluating the securities the Company owns which were purchased at a premium to determine the impact this guidance will have on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”).  ASU 2016-02 requires all lessees to recognize a lease liability and a right-of-use asset (“ROU”), measured at the present value of the future minimum lease payments, at the lease commencement date. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year, with early adoption permitted. ASU 2016-02 requires the application of a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

In July 2018, the FASB issued updated guidance (Accounting Standards Update 2018-11) that provides entities with an additional (and optional) transition method to adopt the new standard on leases.  Under this new transition method, an entity initially applies the new standard on leases at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which tit adopts the new standard on leases will continue to be in accordance with current GAAP (Topic 840, Leases).  An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

The Company adopted ASU 2016-02, as of January 1, 2019.  The Company elected to utilize the cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption.  Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance.  The Company also elected to apply all practical expedients applicable to the Company in the updated guidance for transition for the lease in effect at adoption, including using hindsight to determine the lease term of the existing leases, the option to not reassess whether an existing contract is a lease of contains a lease and whether the lease is an operating or finance lease.  The Company increased assets and liabilities by $331,065 at the adoption date. For the three months ending March 31, 2019 the company amortized $20,692 of the asset and liability.

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

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. This update is aimed at improving the Codification related to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. The amendments require an insurance entity to review and update assumptions used to measure cash flows at least annually and to update discount rate assumption at each reporting date.  The amendment requires an insurance entity to measure all market risk benefits associated with deposit contracts at fair value, with change in fair value attributable to change in instrument-specific credit risk recognized in other comprehensive income.  Additionally, the amendment will simplify amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins and require those balances be amortized on constant level basis over expected term of related contract. Deferred acquisition costs are required to be written off for unexpected contract terminations but are not subject to impairment test.  The amendment further requires an insurance entity to add disclosures of disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. The insurance entity must also disclose information about significant inputs, judgments, assumptions, and methods used in measurement, including changes in those inputs, judgments, and assumptions, and the effect of those changes on measurement.  These updates are required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities may early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income from the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The effects of the enactment of the Tax Cuts and Jobs Act and the adoption of ASU 2018-02 did not have a significant impact on the Company’s financial statements.

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of March 31, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,030,751	$173,616	$58,476	$7,145,891
Total fixed maturity securities	$7,030,751	$173,616	$58,476	$7,145,891

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$6,828,467	$25,916	$189,327	$6,665,056
Total fixed maturity securities	$6,828,467	$25,916	$189,327	$6,665,056

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2019 and December 31, 2018 are summarized as follows:

		Unrealized	Number of
March 31, 2019 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$183,126	$1,913	1

Greater than 12 months
Corporate bonds	799,542	56,563	7
Total fixed maturity securities	$982,668	$58,476	8

		Unrealized	Number of
December 31, 2018	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$4,321,663	$170,332	36

Greater than 12 months
Corporate bonds	82,500	18,995	1
Total fixed maturity securities	$4,404,163	$189,327	37

As of March 31, 2019, the one fixed maturity security in a less than 12-month loss position had a fair value to amortized cost ratio of 99%.  The fixed maturity securities in a loss position greater than 12-months had a fair value to amortized cost ratio of at least 86.7% as of March 31, 2019.  One fixed maturity security with a par value of $100,000 and currently in an unrealized loss position is below investment grade as rated by Standard and Poor’s as of March 31, 2019.  One additional fixed maturity security with a par value of $150,000 in a realized gain position is also below investment grade as of March 31, 2019. Two securities with a par value of $250,000 were below investment grade as rated by Standard and Poor’s as of December 31, 2018.

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

For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors.  The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, that difference is charged to earnings.  The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss).

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2019 and the year ended December 31, 2018.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	March 31, 2019	December 31, 2018
Unrealized appreciation (depreciation) on available-for-sale securities	$115,140	$(163,411)
Adjustment to deferred acquisition costs	(53)	630
Deferred taxes	(4,958)	-
Net unrealized appreciation (depreciation) on available-for-sale securities	$110,129	$(162,781)

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2019, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$2,864,550	$2,936,962
Due after five years through ten years	2,916,526	2,988,001
Due after ten years	1,249,675	1,220,928
Total fixed maturity securities	$7,030,751	$7,145,891

The amortized cost and fair value of other long-term investments as of March 31, 2019, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$146,502	$148,883
Due after one year through five years	405,980	483,708
Due after five years through ten years	198,265	276,175
Due after ten years	8,787	15,786
Total other long-term investments	$759,534	$924,552

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

2.          Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties.  The Company’s mortgage loans on real estate by credit quality using this ratio as of March 31, 2019 and December 31, 2018 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) March 31, 2019	December 31, 2018
70% to 80%	$76,033	$75,947
60% to 70%	569,582	573,506
50% to 60%	673,446	677,169
40% to 50%	115,993	118,408
Total	$1,435,054	$1,445,030

Major categories of net investment income for the three months ended March 31, 2019 and 2018 are summarized as follows:

	For the Three Months Ended March 31,
	2019	2018

Fixed maturity securities	$74,547	$47,911
Other long-term assets	12,075	-
Mortgage loans	25,427	-
Short-term and other investments	32,577	11,663
Gross investment income	144,626	59,574
Investment expenses	(8,055)	-
Net investment income	$136,571	$59,574

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

March 31, 2019

(Unaudited)

3.          Fair Value Measurements (continued)

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are summarized as follows:

March 31, 2019 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$7,145,891	$-	$7,145,891
Total fixed maturity securities	$-	$7,145,891	$-	$7,145,891

December 31, 2018	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,665,056	$-	$6,665,056
Total fixed maturity securities	$-	$6,665,056	$-	$6,665,056

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

3.          Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2019 and December 31, 2018 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2019 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,397,380	$8,397,380	$8,397,380	$-	$-
Mortgages on real estate	1,435,054	1,454,105	-	-	1,454,105
Other long-term investments	759,534	924,552	-	-	924,552
Accrued investment income	89,459	89,459	-	-	89,459
Advances and notes receivable	47,026	47,026	-	-	47,026
Total financial assets	$10,728,453	10,912,522	$8,397,380	$-	2,515,142

Financial liabilities
Policyholders’ account balances	$5,814,446	4,632,023	$-	$-	4,632,023
Policy claims	30,545	30,545	-	-	30,545
Total financial liabilities	$5,844,991	$4,662,568	$-	$-	$4,662,568

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,511,652	$6,511,652	$6,511,652	$-	$-
Mortgages on real estate	1,445,030	1,457,196	-	-	1,457,196
Other long-term investments	449,461	539,544	-	-	539,544
Accrued investment income	76,668	76,668	-	-	76,668
Advances and notes receivable	14,360	14,360	-	-	14,360
Total financial assets	$8,497,171	8,599,420	$6,511,652	$-	$2,087,768

Financial liabilities
Policyholders’ account balances	$3,165,519	$2,375,631	$-	$-	$2,375,631
Policy claims	28,306	28,306	-	-	28,306
Total financial liabilities	$3,193,825	$2,403,937	$-	$-	$2,403,937

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

4.          Income Taxes (continued)

The Company has net operating loss carryforwards of approximately $3.6 million expiring in 2032 through 2037. The company also has $435,160 of loss carryforwards from 2018 and 2019 that will not expire.  A valuation allowance of $844,611 has been established for net operating losses arising from 2012 through 2019 since the Company has not demonstrated the ability to generate taxable income.  As of March 31, 2019, TRLIC has $1,530,232 in operating loss carryforwards that have originated since 2016.  In accordance with the Tax Cuts and Jobs Act of 2017, $588,407 of the operating loss carryforwards were generated prior to January 1, 2018 and will expire in 2031 and 2032.  Additionally, TRLIC has loss carryforwards of $941,825 from 2018 and 2019 which will not expire.   TRLIC’s operating loss carryforwards has a valuation allowance of $321,349 against it at March 31, 2019, as TRLIC has not yet demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

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

5.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $601,126 as of March 31, 2019.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

7.          Lease Commitment

The Company rents office space for certain administrative operations under an agreement that expires in 2022. The lease includes an option to extend or renew the lease term. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. The exercise of the renewal option is at the Company's discretion; at this time there is uncertainty as to the Company exercising its renewal option so the option is not included in the determination of the present value calculation. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of March 31, 2019 are as follows:

2019 (remaining)	$67,720
2020	91,896
2021	93,593
2022	95,006
Total operating lease payments, undiscounted	$348,215
Less: interest	(37,842)
Lease liability, at present value	$310,373

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

We are a financial services holding company and have incurred significant net losses since our inception. As of March 31, 2019, we had an accumulated deficit of $5,822,553. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums and investment income which are sufficient to cover our operating costs.

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

Results of Operations – Three Months Ended March 31, 2019 and 2018

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities, mortgages and other assets.  Revenue included $118,392 from sales of life insurance for the three months ended March 31, 2019 compared to $77,468 for the three months ended March 31, 2018.  The increased revenue in 2019 was the result of renewal premium of $37,474 in 2019 that was not earned during 2018 as we did not begin selling policies until April 2017 resulting in no renewal income in first three months of 2018.  The Company also accepted annuity deposits of $2,567,302 in the three months ended March 31, 2019 compared to $647,825 in the three months ended March 31, 2018. Annuity deposits will generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $136,571 for the three months ending March 31, 2019 compared to $59,574 for the three months ended March 31, 2018.  During 2018 the Company invested in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts. Total revenues were $258,496 for the three months ended March 31, 2019, an increase of $121,231 from $137,265 for the three months ended March 31, 2018.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $635,414 for the three months ended March 31, 2019, an increase of $168,976 from $466,438 for three months ended March 31, 2018.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense $24,617 for the three months ended March 31, 2019.  The increase is consistent life renewals and with the increased insurance sales compared to 2018.

Commissions – Commission expense increased $39,381 for the three months ended March 31, 2019.  The increase is consistent with the increased insurance sales which were $1,960,401 higher than the three months ended March 31, 2018.

Salaries and Wages – Salary expense increased $67,572 for the three months ended March 31, 2019. The increase is due to the addition of staff in the first quarter of 2019 and the addition of salaried sales agents in the fourth quarter 2018.  Additionally, increases to existing salaries added to the variance.

Net Loss

The net loss was $376,918, or $(0.03) per common share issued and outstanding for the three months ended March 31, 2019 compared to a net loss of $329,173, or $(0.02) per share, for the three months ended March 31, 2018.  The minimal increase in the net loss for the three months ending March 31, 2019, was primarily attributable to the increase in expenses described above. We expect our losses to continue in the near future as we incur increased costs to grow our life insurance business.  The weighted average common shares outstanding and subscribed were 14,841,764 and 14,864,097 for the three months ended March 31, 2019 and 2018, respectively.

Financial Position – As of March 31, 2019 and December 31, 2018

Total assets of the Company increased from $15,732,993 as of December 31, 2018 to $18,942,277 as of March 31, 2019, an increase of $3,209,284.

Cash increased $1,885,728 due to $2,567,302 in annuity sales during the three months ended March 31, 2019. We are investing to maximize yields to support the insurance operations, however the sales in the first three months significantly outpaced our ability to secure quality investments. All non-operating cash is held in interest bearing accounts.

The Company did invest some annuity deposits in fixed maturity securities and other assets (lottery bonds).  The increase in lottery bonds of $310,073 are directly related to annuity deposits in Texas Republic Life Insurance Company.  The increase of $480,835 in fixed maturity securities was due to purchases as well as unrealized gains on existing securities.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $3,039,151 at March 31, 2019 compared to December 31, 2018.  The increase is directly related to the increase of inforce life insurance and the liability for annuity deposits.

Total shareholders’ equity of the Company decreased from $12,028,873 as of December 31, 2018 to $11,874,865 as of March 31, 2019.  The decrease is mainly due to the net loss from operations of $376,918.  Somewhat offsetting the net loss was a favorable change in unrealized gains on fixed income securities increasing equity by $272,910.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through April 2, 2017, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2017 and 2016 we paid $5,000 and $10,000 for 1,000 and 2,000 shares of Company’s common stock that is held as treasury stock, respectively.  During 2018 the Company’s subsidiary, TRLIC purchased 14,000 shares for distribution under its Stock Incentive Plan. During 2019 TRLIC purchased an additional 50,000 shares for distribution under its Stock Incentive Plan. These shares are held as treasury shares in the consolidated financials. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $8,397,380 and $6,511,652 as of March 31, 2019 and December 31, 2018, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $601,126 and $534,014 as of March 31, 2019 and December 31, 2018 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least 12 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of TRLIC may require additional capital as it continues to grow.  As discussed above, the Company capitalized TRLIC with $3,000,000 cash during the third quarter of 2016 and capitalized TRLS with $50,000 during the second quarter of 2018.  During 2018 TRCC made capital contributions of $2,000,000 and $750,000 to TRLIC bringing the total capitalization of TRLIC to $5,750,000. Also, during 2018 TRCC made a capital contribution of $100,000 to TRLS bringing the total capitalization of TRLS to $150,000.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Through March 31, 2019 the Company paid $100,000 for 67,000 shares of the Company’s common stock (treasury stock).  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

May 15, 2019	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

May 15, 2019	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer