Form 10-Q
period 2019-06-30
Texas Republic Capital Corp
filed 2019-08-14
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of August 14, 2019: 14,801,587 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2019

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Available-for-sale fixed maturity securities at fair value (Amortized cost: $6,932,948 and $6,828,467 as of June 30, 2019 and December 31, 2018, respectively)	$7,290,155	$6,665,056
Mortgage loans	1,419,459	1,445,030
Other long-term investments	1,288,504	449,461
Total investments	9,998,118	8,559,547
Cash and cash equivalents	10,581,544	6,511,652
Accrued investment income	86,735	76,668
Due premium	24,775	5,050
Deferred policy acquisition costs	476,422	326,210
Deferred sales inducement costs	428,004	164,316
Advances and notes receivable	72,581	14,360
Leased property - right to use	295,038	-
Security deposit	7,109	7,109
Prepaid and other assets	69,918	33,871
Furniture and equipment, net	33,141	34,210
Total assets	$22,073,385	$15,732,993

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$9,123,794	$3,165,519
Future policy benefits	463,285	338,407
Policy claims and other benefits	36,492	28,306
Liability for deposit-type contracts	14,650	19,540
Other policyholder liabilities	370,903	9,283
Total policy liabilities	10,009,124	3,561,055
Lease liability	295,038	-
Deferred taxes	34,848	-
Accounts payable	48,583	143,065
Total liabilities	10,387,593	3,704,120

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of June 30, 2019 and December 31, 2018, 14,801,587 and 14,850,097 outstanding as of June 30, 2019 and December 31, 2018, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (65,510 and 17,000 shares as of June 30, 2019 and December 31, 2018, respectively)	(81,175)	(50,000)
Accumulated other comprehensive income (loss)	321,908	(162,781)
Accumulated deficit	(6,242,230)	(5,445,635)
Total shareholders’ equity	11,685,792	12,028,873
Total liabilities and shareholders’ equity	$22,073,385	$15,732,993

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Premiums and other considerations	$132,530	$158,289	$250,922	$235,757
Net investment income	173,647	76,308	310,218	135,882
Commission income	79,323	40,339	82,856	40,562
Total revenues	385,500	274,936	643,996	412,201
Benefits, claims and expenses
Increase in future policy benefits	65,429	79,196	124,778	124,260
Death and other benefits	5,947	7,693	8,186	5,930
Interest credited to policyholders	65,501	12,210	91,533	31,912
Total benefits and claims	136,877	99,099	224,497	162,102
Policy acquisition costs deferred	(97,859)	(78,626)	(189,808)	(146,118)
Policy acquisition costs amortized	17,507	21,157	38,516	31,116
Commissions	109,260	103,405	208,539	163,303
Salaries and wages	354,671	187,325	612,531	377,613
Employee benefits	25,435	18,140	48,526	30,410
Taxes, licenses and fees	36,958	15,541	61,308	35,990
Office rent	26,309	21,942	46,795	40,276
Director fees	9,500	12,500	23,750	27,500
Third-party administration fees	50,805	46,650	95,114	90,374
Service and transfer agent fees	11,187	10,494	21,014	25,860
Travel, meals and entertainment	22,741	10,278	48,121	15,814
Professional fees	68,370	47,986	111,988	103,790
Furniture, equipment and software	13,457	10,503	22,348	17,695
Office and other expenses	19,959	42,698	67,352	59,805
Total benefits, claims and expenses	805,177	569,092	1,440,591	1,035,530
Net loss	$(419,677)	$(294,156)	$(796,595)	$(623,329)

Net loss per common share outstanding	$(0.03)	$(0.02)	$(0.05)	$(0.04)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(419,677)	$(294,156)	$(796,595)	$(623,329)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	242,067	(75,975)	520,618	(174,987)
Adjustment to deferred acquisition costs	(398)	1,336	(1,081)	2,136
Deferred taxes	(29,890)	-	(34,848)	-
Total other comprehensive income (loss)	211,779	(74,639)	484,689	(172,851)
Total comprehensive loss	$(207,898)	$(368,795)	$(311,906)	$(796,180)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2018	$148,671	$17,538,618	$(15,000)	$86,267	$(4,218,199)	$13,540,357
Purchase of common stock	-	-	(5,000)	-	-	(5,000)
Other comprehensive loss	-	-	-	(172,851)	-	(172,851)
Net loss	-	-	-	-	(623,329)	(623,329)
Balance as of June 30, 2018	$148,671	$17,538,618	$(20,000)	$(86,584)	$(4,841,528)	$12,739,177

Balance as of January 1, 2019	$148,671	$17,538,618	$(50,000)	$(162,781)	$(5,445,635)	$12,028,873
Purchase of treasury stock	-	-	(59,900)	-	-	(59,900)
Treasury shares issued	-	-	28,725	-	-	28,725
Other comprehensive income	-	-	-	484,689	-	484,689
Net loss	-	-	-	-	(796,595)	(796,595)
Balance as of June 30, 2019	$148,671	$17,538,618	$(81,175)	$321,908	$(6,242,230)	$11,685,792

Three Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of April 1, 2018	$148,671	$17,538,618	$(15,000)	$(11,945)	$(4,547,372)	$13,112,972
Purchase of common stock	-	-	(5,000)	-	-	(5,000)
Other comprehensive loss	-	-	-	(74,639)	-	(74,639)
Net loss	-	-	-	-	(294,156)	(294,156)
Balance as of June 30, 2018	$148,671	$17,538,618	$(20,000)	$(86,584)	$(4,841,528)	$12,739,177

Balance as of April 1, 2019	$148,671	$17,538,618	$(100,000)	$110,129	$(5,822,553)	$11,874,865
Purchase of treasury stock	-	-	(9,900)	-	-	(9,900)
Treasury shares issued	-	-	28,725	-	-	28,725
Other comprehensive income	-	-	-	211,779	-	211,779
Net loss	-	-	-	-	(419,677)	(419,677)
Balance as of June 30, 2019	$148,671	$17,538,618	$(81,175)	$321,908	$(6,242,230)	$11,685,792

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Operating activities
Net loss	$(796,595)	$(623,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(36,727)	(11,019)
Provision for depreciation	6,102	5,020
Policy acquisition costs deferred	(189,808)	(146,118)
Policy acquisition costs amortized	38,516	31,116
Amortization of mortgage loan origination fees	901	(9,565)
Interest credited to policyholders	91,533	31,912
Non-cash salary expense	28,725	-
Change in assets and liabilities:
Accrued investment income	(10,067)	(31,067)
Due premium	(19,725)	(31,750)
Advances and notes receivable	(58,221)	7,306
Security deposit	-	-
Prepaid and other assets	(36,047)	(45,923)
Future policy benefits	124,878	124,374
Policy claims	8,186	5,930
Other policy liabilities	361,620	(83,201)
Accounts payable	(94,482)	34,415
Net cash used in operating activities	(581,211)	(741,899)

Investing activities
Purchase of furniture and equipment	(5,033)	-
Purchase of fixed maturity securities	(202,726)	(2,423,642)
Sales of fixed maturity securities	97,225	-
Purchase of mortgage loans	-	(566,812)
Payments on mortgage loans	25,378	-
Purchase of other long-term investments	(882,371)	(251,000)
Payments on other long-term investments	80,366	-
Net cash used in investing activities	(887,161)	(3,241,454)

Financing activities
Purchase of treasury stock	(59,900)	(5,000)
Policyholder deposits	5,668,879	1,316,811
Policyholder withdrawals	(65,590)	-
Deposit-type contracts - deposits	-	24,175
Deposit-type contracts - withdrawals	(5,125)	(5,125)
Net cash provided by financing activities	5,538,264	1,330,861

Increase (decrease) in cash and cash equivalents	4,069,892	(2,652,492)
Cash and cash equivalents, beginning of period	6,511,652	12,578,650
Cash and cash equivalents, end of period	$10,581,544	$9,926,158

Supplemental disclosure of non-cash financing activities

Treasury stock issued as compensation	$28,725	$-

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  During 2018 the Company made capital contributions of $2,000,000 and $750,000 to TRLIC. During the second quarter of 2019 the Company made an additional capital contribution to TRLIC of mortgage loans valued at $857,133 bringing the total capitalization of TRLIC to $6,607,133.  TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.  During 2018 the Company made a capital contribution of $100,000 bringing the total capitalization of TRLS to $150,000.

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2018.

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

June 30, 2019

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

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders’ equity.  If a decline in a security’s fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.  For fixed maturity securities, available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.

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

Likewise, if a change occurs in the Company’s intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that the Company will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.  If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, the Company amortizes the reduced book value back to the security’s expected recovery value over the remaining term of the bond.  The Company will continue to review the security for further impairment that would prompt another write-down in the value.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market instruments.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $189,808 of DAC deferred for the six months ended June 30, 2019 and $38,516 of DAC amortized for the six months ended June 30, 2019.  For the three months ended June 30, 2019 there was $97,859 of DAC deferred and $17,507 of DAC amortized. There was $146,118 of DAC deferred for the six months ended June 30, 2018 and $31,116 of DAC amortized for the six months ended June 30, 2018.  For the three months ended June 30, 2018 there was $78,626 of DAC deferred and $21,157 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the shorter of the bonus period or the life of the policy based on the expected future profits of the business.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $278,157 of SIC deferred for the six months ended June 30, 2019 and $14,469 of SIC amortized for the six months ended June 30, 2019.  For the three months ended June 30, 2019 there was $151,998 of SIC deferred and $9,620 of SIC amortized. There was $72,979 of SIC deferred for the six months ended June 30, 2018 and $1,760 of SIC amortized for the six months ended June 30, 2018.  For the three months ended June 30, 2018 there was $46,804 of SIC deferred and $520 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Uncollectible amounts are reported in the results of operations in the year the determination is made.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months.  The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet as of January 1, 2019 a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  The Company amortized $36,027 and $15,335 of the asset and liability for the six and three months ending June 30, 2019, respectively.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,821,550 and 14,863,930 for the six months ended June 30, 2019 and 2018, respectively. The weighted average common shares outstanding were 14,801,335 and 14,863,764 for the three months ended June 30, 2019 and 2018, respectively.

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

June 30, 2019

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

In July 2018, the FASB issued updated guidance (Accounting Standards Update 2018-11) that provides entities with an additional (and optional) transition method to adopt the new standard on leases.  Under this new transition method, an entity initially applies the new standard on leases at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new standard on leases will continue to be in accordance with current GAAP (Topic 840, Leases).  An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

The Company adopted ASU 2016-02, as of January 1, 2019.  The Company elected to utilize the cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption.  Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance.  The Company also elected to apply all practical expedients applicable to the Company in the updated guidance for transition for the lease in effect at adoption, including using hindsight to determine the lease term of the existing leases, the option to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease.  The Company increased assets and liabilities by $331,065 at the adoption date.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, mortgage loans, lottery prize receivables, trade receivables, and reinsurance recoverables. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance.  This methodology is referred to as the current expected credit loss model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.  However, currently the Company does not expect a material impact on the Company’s financial condition or results of operations from the adoption of this guidance.

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

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. This update is aimed at improving the Codification related to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. The amendments require an insurance entity to review and update assumptions used to measure cash flows at least annually and to update discount rate assumption at each reporting date.  The amendment requires an insurance entity to measure all market risk benefits associated with deposit contracts at fair value, with change in fair value attributable to change in instrument-specific credit risk recognized in other comprehensive income.  Additionally, the amendment will simplify amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins and require those balances be amortized on constant level basis over the expected term of the related contract. Deferred acquisition costs are required to be written off for unexpected contract terminations but are not subject to impairment test.  The amendment further requires an insurance entity to add disclosures of disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. The insurance entity must also disclose information about significant inputs, judgments, assumptions, and methods used in measurement, including changes in those inputs, judgments, and assumptions, and the effect of those changes on measurement.  These updates are required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”). This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities may early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$6,932,948	$391,355	$34,148	$7,290,155
Total fixed maturity securities	$6,932,948	$391,355	$34,148	$7,290,155

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$6,828,467	$25,916	$189,327	$6,665,056
Total fixed maturity securities	$6,828,467	$25,916	$189,327	$6,665,056

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2019 and December 31, 2018 are summarized as follows:

		Unrealized	Number of
June 30, 2019 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$-	$-	-

Greater than 12 months
Corporate bonds	470,621	34,148	4
Total fixed maturity securities	$470,621	34,148	4

		Unrealized	Number of
December 31, 2018	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$4,321,663	$170,332	36

Greater than 12 months
Corporate bonds	82,500	18,995	1
Total fixed maturity securities	$4,404,163	$189,327	37

The fixed maturity securities in a loss position had a fair value to amortized cost ratio of at least 91.0% as of June 30, 2019 and at least 80% as of December 31, 2018.  One fixed maturity security with a par value of $100,000 and currently in an unrealized loss position is below investment grade as rated by Standard and Poor’s as of June 30, 2019.  One additional fixed maturity security with a par value of $150,000 in a realized gain position is also below investment grade as of June 30, 2019. Two securities with a par value of $250,000 were below investment grade as rated by Standard and Poor’s as of December 31, 2018.

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

For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors.  The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings.  The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss).

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2019 and the year ended December 31, 2018.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2019	December 31, 2018
Unrealized appreciation (depreciation) on available-for-sale securities	$357,207	$(163,411)
Adjustment to deferred acquisition costs	(451)	630
Deferred taxes	(34,848)	-
Net unrealized appreciation (depreciation) on available-for-sale securities	$321,908	$(162,781)

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2019, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$2,766,442	$2,881,136
Due after five years through ten years	2,917,323	3,103,016
Due after ten years	1,249,183	1,306,003
Total fixed maturity securities	$6,932,948	$7,290,155

The amortized cost and fair value of other long-term investments as of June 30, 2019, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$291,606	$264,581
Due after one year through five years	762,605	937,908
Due after five years through ten years	225,306	321,721
Due after ten years	8,987	17,085
Total other long-term investments	$1,288,504	$1,541,295

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

2.          Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties.  The Company’s mortgage loans on real estate by credit quality using this ratio as of June 30, 2019 and December 31, 2018 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) June 30, 2019	December 31, 2018
70% to 80%	$76,266	$75,947
60% to 70%	563,666	573,506
50% to 60%	665,787	677,169
40% to 50%	113,740	118,408
Total	$1,419,459	$1,445,030

Major categories of net investment income for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Fixed maturity securities	$75,126	$27,799	$149,673	$80,347
Other long-term assets	28,789	10,607	40,864	10,607
Mortgage loans	28,140	6,229	53,567	6,229
Short-term and other investments	45,528	37,145	78,105	48,813
Gross investment income	177,583	81,780	322,209	145,996
Investment expenses	(3,936)	(5,472)	(11,991)	(10,114)
Net investment income	$173,647	$76,308	$310,218	$135,882

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

June 30, 2019

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are summarized as follows:

June 30, 2019 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$7,290,155	$-	$7,290,155
Total fixed maturity securities	$-	$7,290,155	$-	$7,290,155

December 31, 2018	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,665,056	$-	$6,665,056
Total fixed maturity securities	$-	$6,665,056	$-	$6,665,056

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

3.          Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2019 and December 31, 2018 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2019 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,581,544	$10,581,544	$10,581,544	$-	$-
Mortgages on real estate	1,419,459	1,398,403	-	-	1,398,403
Other long-term investments	1,288,504	1,541,295	-	-	1,541,295
Accrued investment income	86,735	86,735	-	-	86,735
Advances and notes receivable	72,581	72,581	-	-	72,581
Total financial assets	$13,448,823	13,680,558	$10,581,544	$-	3,099,014

Financial liabilities
Policyholders’ account balances	$9,123,794	7,623,324	$-	$-	7,623,324
Policy claims	36,492	36,492	-	-	36,492
Total financial liabilities	$9,160,286	$7,659,816	$-	$-	$7,659,816

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,511,652	$6,511,652	$6,511,652	$-	$-
Mortgages on real estate	1,445,030	1,457,196	-	-	1,457,196
Other long-term investments	449,461	539,544	-	-	539,544
Accrued investment income	76,668	76,668	-	-	76,668
Advances and notes receivable	14,360	14,360	-	-	14,360
Total financial assets	$8,497,171	8,599,420	$6,511,652	$-	$2,087,768

Financial liabilities
Policyholders’ account balances	$3,165,519	$2,375,631	$-	$-	$2,375,631
Policy claims	28,306	28,306	-	-	28,306
Total financial liabilities	$3,193,825	$2,403,937	$-	$-	$2,403,937

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

4.          Income Taxes (continued)

The Company has net operating loss carryforwards of approximately $3.6 million expiring in 2032 through 2037. The company also has $460,664 of loss carryforwards from 2018 and 2019 that will not expire.  A valuation allowance of $849,967 has been established for net operating losses arising from 2012 through 2019 since the Company has not demonstrated the ability to generate taxable income.  As of June 30, 2019, TRLIC has $1,664,489 in operating loss carryforwards that have originated since 2016.  In accordance with the Tax Cuts and Jobs Act of 2017, $588,407 of the operating loss carryforwards were generated prior to January 1, 2018 and will expire in 2031 and 2032.  Additionally, TRLIC has loss carryforwards of $1,076,082 from 2018 and 2019 which will not expire.   TRLIC’s operating loss carryforwards has a valuation allowance of $349,543 against it at June 30, 2019, as TRLIC has not yet demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

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

5.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $934,874 as of June 30, 2019.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6.         Stock Incentive Plan

The Company’s Agent Stock Incentive Plan (“ASIP”) was approved in August 2018 by the Texas State Securities Board.  The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products.  Calculation of awards at December 31, 2018 are based on production for the period of August through December 2018.  The ASIP issued 11,490 shares during the first six months 2019.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of June 30, 2019 are as follows:

2019 (remaining)	$45,241
2020	91,896
2021	93,593
2022	95,006
Total operating lease payments, undiscounted	$325,736
Less: interest	(30,698)
Lease liability, at present value	$295,038

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  During 2018 TRCC made capital contributions of $2,000,000 and $750,000 to TRLIC.  During the second quarter of 2019 the Company made an additional capital contribution to TRLIC of mortgage loans valued at $857,133 bringing the total capitalization of TRLIC to $6,607,133.  Texas Republic Life Solutions (“TRLS”), an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.  During 2018 TRCC made a capital contribution of $100,000 bringing the total capitalization of TRLIC to $150,000.

We are a financial services holding company and have incurred significant net losses since our inception. As of June 30, 2019, we had an accumulated deficit of $6,242,230. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums and investment income which are sufficient to cover our operating costs.

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

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders’ equity.  If a decline in a security’s fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.  For fixed maturity securities available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market instruments.

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over life of the policy.  Deferred acquisition costs (DAC) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on the annuity products, using the same assumptions as were used in computing liabilities for future policy benefits.

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

Results of Operations – Three and Six Months Ended June 30, 2019 and 2018

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities, mortgages and other assets.  Revenue included $250,922 from the sale of life insurance for the six months ended June 30, 2019 and $235,757 for the six months ended June 30, 2018.  For the three months ended June 30, the sale of life insurance generated revenue of $132,530 in 2019 and $158,289 in 2018. The Company also accepted annuity deposits of $5,668,879 in the six months ended June 30, 2019 compared to annuity deposits of $1,316,811 for the six months ended June 30, 2018. For the three months ending June 30, 2019 the Company accepted annuity deposits of $3,101,577. For the three months ending June 30, 2018 the Company accepted annuity deposits of $668,986. Annuity deposits generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $310,218 for the six months ended June 30, 2019, an increase of $174,336 from $135,882 for the six months ended June 30, 2018.  For the three months ended June 30, 2019 investment income of $173,647 increased $97,339 over the $76,308 for the three months ended June 30, 2018. During 2019 the Company invested in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $1,440,591 for the six months ended June 30, 2019, an increase of $405,061 from $1,035,530 for the six months ended June 30, 2018. Expenses were $805,177 for the three months ended June 30, 2019, an increase of $236,085 from $569,092 for three months ended June 30, 2018.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense $62,395 for the six months ended June 30, 2019. Expenses were $224,497 and $162,102 for the six months ended June 30, 2019 and 2018, respectively.  For the three months ended June 30, 2019 and 2018 total benefit and claim expenses were $136,877 and $99,099, respectively. The increase is consistent life renewals and with the increased annuity sales compared to 2018.

Commissions – Commission expense increased $45,236 for the six months ended June 30, 2019.  The increase is consistent with the increased insurance sales which were $4,367,233 higher than the six months ended June 30, 2018. Commission expense increased $5,855 for the three months ended June 30, 2019 compared to 2018.

Salaries and Wages – Salary expense increased $234,918 for the six months ended June 30, 2019. For the three months ended June 30, 2019 salary expense increased $167,346. The increase is due to the addition of staff in the first quarter of 2019 and the addition of salaried sales agents in the fourth quarter 2018.  Additionally, increases to existing salaries added to the variance.

Net Loss

The net loss was $796,595, or $(0.05) per common share issued and outstanding for the six months ended June 30, 2019 compared to a net loss of $623,329, or $(0.04) per share, for the six months ended June 30, 2018.  For the three months ending June 30, the net loss was $419,677 or $(0.03) per share in 2019 and $294,156 or $(0.02) per share in 2018. The increase in the net loss for the three and six months ending June 30, 2019, was primarily attributable to the increase in expenses described above. We expect our losses to continue in the near future as we incur increased costs to grow our life insurance business.  The weighted average common shares outstanding were 14,821,550 and 14,863,930 for the six months ended June 30, 2019 and 2018, respectively.  The weighted average common shares outstanding were 14,801,335 and 14,863,764 for the three months ended June 30, 2019 and 2018, respectively.

Financial Position – As of June 30, 2019 and December 31, 2018

Total assets of the Company increased from $15,732,993 as of December 31, 2018 to $22,073,385 as of June 30, 2019, an increase of $6,340,392 or 40.3%.

Cash increased $4,069,892 due to $5,668,879 in annuity deposits during the six months ended June 30, 2019. We are investing to maximize yields to support the insurance operations, however the sales in the first six months significantly outpaced our ability to secure quality investments. All non-operating cash is held in interest bearing accounts.

The Company did invest some annuity deposits in fixed maturity securities and other assets (lottery bonds).  The increase in lottery bonds of $839,043 are directly related to annuity deposits in Texas Republic Life Insurance Company.  The increase of $625,099 in fixed maturity securities was due to purchases as well as unrealized gains on existing securities.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $6,448,069 at June 30, 2019 compared to December 31, 2018.  The increase is directly related to the increase of the liability for annuity deposits and inforce life insurance reserves.

Total shareholders’ equity of the Company decreased from $12,028,873 as of December 31, 2018 to $11,685,792 as of June 30, 2019.  The decrease is mainly due to the net loss from operations of $796,595.  Somewhat offsetting the net loss was a favorable change unrealized gains on fixed income securities increasing equity by $484,689.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through April 2, 2017, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2017 and 2016 we paid $5,000 and $10,000 for 1,000 and 2,000 shares of Company’s common stock that is held as treasury stock, respectively.  During 2018 the Company’s subsidiary, TRLIC purchased 14,000 shares for distribution under its Stock Incentive Plan. During 2019 TRLIC purchased an additional 60,000 shares for distribution under its Stock Incentive Plan. As of June 30, 2019, TRLIC distributed 11,490 shares under its Stock Incentive Plan.  The remaining 65,510 shares are held as treasury shares in the consolidated financials. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $10,581,544 and $6,511,652 as of June 30, 2019 and December 31, 2018, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $934,874 and $534,014 as of June 30, 2019 and December 31, 2018 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least 12 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of TRLIC may require additional capital as it continues to grow.  As discussed above, the Company capitalized TRLIC with $3,000,000 cash during the third quarter of 2016 and capitalized TRLS with $50,000 during the second quarter of 2018.  During 2018 TRCC made capital contributions of $2,000,000 and $750,000 to TRLIC.  During the second quarter of 2019 the Company made an additional capital contribution to TRLIC of mortgage loans valued at $857,133 bringing the total capitalization of TRLIC to $6,607,133.   During 2018 TRCC made a capital contribution of $100,000 to TRLS bringing the total capitalization of TRLS to $150,000.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.  Through June 30, 2019 the Company paid $109,900 for 87,000 shares of the Company’s common stock (treasury stock).  Subsequently, 11,490 shares have been redistributed to agents under our stock incentive plan.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

August 14, 2019	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

August 14, 2019	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer