Form 10-Q
period 2019-09-30
Texas Republic Capital Corp
filed 2019-11-26
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of November 18, 2019: 14,764,587 shares.

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Available-for-sale fixed maturity securities at fair value (Amortized cost: $8,106,196 and $6,828,467 as of September 30, 2019 and December 31, 2018, respectively)	$8,596,701	$6,665,056
Mortgage loans	2,473,673	1,445,030
Other long-term investments	2,076,262	449,461
Total investments	13,146,636	8,559,547
Cash and cash equivalents	11,327,582	6,511,652
Accrued investment income	104,378	76,668
Due premium	8,416	5,050
Deferred policy acquisition costs	576,268	326,210
Deferred sales inducement costs	649,667	164,316
Advances and notes receivable	102,987	14,360
Leased property - right to use	276,703	-
Security deposit	7,109	7,109
Prepaid and other assets	85,224	33,871
Furniture and equipment, net	29,991	34,210
Total assets	$26,314,961	$15,732,993

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$13,802,901	$3,165,519
Future policy benefits	480,254	338,407
Policy claims and other benefits	46,083	28,306
Liability for deposit-type contracts	14,760	19,540
Other policyholder liabilities	247,428	9,283
Total policy liabilities	14,591,426	3,561,055
Lease liability	276,703	-
Deferred taxes	49,081	-
Accounts payable	70,938	143,065
Total liabilities	14,988,148	3,704,120

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of September 30, 2019 and December 31, 2018, 14,801,587 and 14,850,097 outstanding as of September 30, 2019 and December 31, 2018, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (65,510 and 17,000 shares as of September 30, 2019 and December 31, 2018, respectively)	(81,175)	(50,000)
Accumulated other comprehensive income (loss)	440,483	(162,781)
Accumulated deficit	(6,719,784)	(5,445,635)
Total shareholders’ equity	11,326,813	12,028,873
Total liabilities and shareholders’ equity	$26,314,961	$15,732,993

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Premiums and other considerations	$52,080	$77,341	$303,002	$313,098
Net investment income	202,907	113,966	513,125	249,848
Commission income	31,694	12,674	114,550	53,236
Total revenues	286,681	203,981	930,677	616,182
Benefits, claims and expenses
Increase in future policy benefits	16,718	28,159	141,496	152,419
Death and other benefits	9,591	8,204	17,777	14,134
Interest credited to policyholders	81,484	15,147	173,017	47,059
Total benefits and claims	107,793	51,510	332,290	213,612
Policy acquisition costs deferred	(115,949)	(42,102)	(305,757)	(188,220)
Policy acquisition costs amortized	15,614	22,840	54,130	53,956
Commissions	144,243	51,841	352,782	215,144
Salaries and wages	324,869	200,425	937,400	578,038
Employee benefits	28,904	21,898	77,430	52,308
Taxes, licenses and fees	17,155	11,482	78,463	47,472
Office rent	22,479	20,205	69,274	60,481
Director fees	4,500	-	28,250	27,500
Third-party administration fees	36,522	52,846	131,636	143,220
Service and transfer agent fees	13,398	8,572	34,412	34,432
Travel, meals and entertainment	10,102	4,743	58,223	20,557
Professional fees	85,863	16,387	197,851	120,177
Furniture, equipment and software	12,014	7,412	34,362	25,107
Office and other expenses	56,728	29,935	124,080	89,740
Total benefits, claims and expenses	764,235	457,994	2,204,826	1,493,524
Net loss	$(477,554)	$(254,013)	$(1,274,149)	$(877,342)

Net loss per common share outstanding	$(0.03)	$(0.02)	$(0.09)	$(0.06)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(477,554)	$(254,013)	$(1,274,149)	$(877,342)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	133,298	(16,985)	653,916	(191,972)
Adjustment to deferred acquisition costs	(490)	95	(1,571)	2,231
Deferred taxes	(14,233)	-	(49,081)	-
Total other comprehensive income (loss)	118,575	(16,890)	603,264	(189,741)
Total comprehensive loss	$(358,979)	$(270,903)	$(670,885)	$(1,067,083)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2018	$148,671	$17,538,618	$(15,000)	$86,267	$(4,218,199)	$13,540,357
Purchase of treasury stock	-	-	(5,000)	-	-	(5,000)
Other comprehensive loss	-	-	-	(189,741)	-	(189,741)
Net loss	-	-	-	-	(877,342)	(877,342)
Balance as of September 30, 2018	$148,671	$17,538,618	$(20,000)	$(103,474)	$(5,095,541)	$12,468,274

Balance as of January 1, 2019	$148,671	$17,538,618	$(50,000)	$(162,781)	$(5,445,635)	$12,028,873
Purchase of treasury stock	-	-	(59,900)	-	-	(59,900)
Treasury shares issued	-	-	28,725	-	-	28,725
Other comprehensive income	-	-	-	603,264	-	603,264
Net loss	-	-	-	-	(1,274,149)	(1,274,149)
Balance as of September 30, 2019	$148,671	$17,538,618	$(81,175)	$440,483	$(6,719,784)	$11,326,813

Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of July 1, 2018	$148,671	$17,538,618	$(20,000)	$(86,584)	$(4,841,528)	$12,739,177
Purchase of treasury stock	-	-	-	-	-	-
Other comprehensive loss	-	-	-	(16,890)	-	(16,890)
Net loss	-	-	-	-	(254,013)	(254,013)
Balance as of September 30, 2018	$148,671	$17,538,618	$(20,000)	$(103,474)	$(5,095,541)	$12,468,274

Balance as of July 1, 2019	$148,671	$17,538,618	$(81,175)	$321,908	$(6,242,230)	$11,685,792
Purchase of treasury stock	-	-	-	-	-	-
Treasury shares issued	-	-	-	-	-	-
Other comprehensive income	-	-	-	118,575	-	118,575
Net loss	-	-	-	-	(477,554)	(477,554)
Balance as of September 30, 2019	$148,671	$17,538,618	$(81,175)	$440,483	$(6,719,784)	$11,326,813

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Operating activities
Net loss	$(1,274,149)	$(877,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(82,806)	(16,974)
Provision for depreciation	9,253	7,456
Policy acquisition costs deferred	(305,757)	(188,220)
Policy acquisition costs amortized	54,130	53,956
Mortgage loan origination fees deferred	-	(9,565)
Amortization of mortgage loan origination fees	946	64
Interest credited to policyholders	173,017	47,059
Non-cash salary expense	28,725	-
Change in assets and liabilities:
Accrued investment income	(27,710)	(67,863)
Due premium	(3,366)	(18,991)
Advances and notes receivable	(88,627)	8,442
Security deposit	-	-
Prepaid and other assets	(51,353)	(9,415)
Future policy benefits	141,847	152,722
Policy claims	17,777	14,134
Other policy liabilities	238,145	(79,883)
Accounts payable	(72,127)	44,430
Net cash used in operating activities	(1,242,055)	(939,990)

Investing activities
Purchase of furniture and equipment	(5,033)	-
Purchase of fixed maturity securities	(1,377,331)	(4,074,752)
Sales of fixed maturity securities	97,225	-
Purchase of mortgage loans	(1,065,934)	(566,812)
Payments on mortgage loans	37,954	3,761
Purchase of other long-term investments	(1,715,610)	(251,000)
Payments on other long-term investments	172,380	-
Net cash used in investing activities	(3,856,349)	(4,888,803)

Financing activities
Purchase of treasury stock	(59,900)	(5,000)
Policyholder deposits	10,126,300	1,710,579
Policyholder withdrawals	(146,941)	(55,767)
Deposit-type contracts - deposits	-	24,521
Deposit-type contracts - withdrawals	(5,125)	(5,125)
Net cash provided by financing activities	9,914,334	1,669,208

Increase (decrease) in cash and cash equivalents	4,815,930	(4,159,585)
Cash and cash equivalents, beginning of period	6,511,652	12,578,650
Cash and cash equivalents, end of period	$11,327,582	$8,419,065

Supplemental disclosure of non-cash financing activities

Treasury stock issued as compensation	$28,725	$-

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  During 2018 the Company made capital contributions of $2,000,000 and $750,000 to TRLIC. During the second quarter of 2019 the Company made an additional capital contribution to TRLIC of mortgage loans valued at $857,133. During the third quarter of 2019 the Company made an additional capital contribution of $1,300,000 in cash to TRLIC bringing the total capitalization of TRLIC to $7,907,133.  TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.  During 2018 the Company made an additional capital contribution of $100,000 bringing the total capitalization of TRLS to $150,000.

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2018.

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

September 30, 2019

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

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios at or below 91%. Mortgage loans are carried at current book value.

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

September 30, 2019

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $305,757 of DAC deferred for the nine months ended September 30, 2019 and $54,130 of DAC amortized for the nine months ended September 30, 2019.  For the three months ended September 30, 2019 there was $115,949 of DAC deferred and $15,614 of DAC amortized. There was $188,220 of DAC deferred for the nine months ended September 30, 2018 and $53,956 of DAC amortized for the nine months ended September 30, 2018.  For the three months ended September 30, 2018 there was $42,102 of DAC deferred and $22,840 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the shorter of the bonus period or the life of the policy based on the expected future profits of the business.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $508,161 of SIC deferred for the nine months ended September 30, 2019 and $22,810 of SIC amortized for the nine months ended September 30, 2019.  For the three months ended September 30, 2019 there was $230,004 of SIC deferred and $8,341 of SIC amortized. There was $100,103 of SIC deferred for the nine months ended September 30, 2018 and $3,703 of SIC amortized for the nine months ended September 30, 2018.  For the three months ended September 30, 2018 there was $27,124 of SIC deferred and $1,943 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Uncollectible amounts are reported in the results of operations in the year the determination is made.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months.  The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet as of January 1, 2019 a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  The Company amortized $54,362 and $18,335 of the asset and liability for the nine and three months ending September 30, 2019, respectively.

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

September 30, 2019

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,814,895 and 14,863,319 for the nine months ended September 30, 2019 and 2018, respectively. The weighted average common shares outstanding were 14,801,587 and 14,862,097 for the three months ended September 30, 2019 and 2018, respectively.

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

September 30, 2019

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

September 30, 2019

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

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, mortgage loans, lottery prize receivables, trade receivables, and reinsurance recoverables. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance.  This methodology is referred to as the current expected credit loss model. ASU 2016-13 had an original effective date for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. The FASB recently delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.  However, currently the Company does not expect a material impact on the Company’s financial condition or results of operations from the adoption of this guidance.

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

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. This update is aimed at improving the Codification related to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. The amendments require an insurance entity to review and update assumptions used to measure cash flows at least annually and to update discount rate assumption at each reporting date.  The amendment requires an insurance entity to measure all market risk benefits associated with deposit contracts at fair value, with change in fair value attributable to change in instrument-specific credit risk recognized in other comprehensive income.  Additionally, the amendment will simplify amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins and require those balances be amortized on constant level basis over the expected term of the related contract. Deferred acquisition costs are required to be written off for unexpected contract terminations but are not subject to impairment test.  The amendment further requires an insurance entity to add disclosures of disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. The insurance entity must also disclose information about significant inputs, judgments, assumptions, and methods used in measurement, including changes in those inputs, judgments, and assumptions, and the effect of those changes on measurement.  These updates are originally required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020. The FASB recently delayed the effective date of ASU 2018-12 to December 15, 2023 for smaller reporting companies, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of September 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$8,106,196	$534,808	$44,303	$8,596,701
Total fixed maturity securities	$8,106,196	$534,808	$44,303	$8,596,701

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$6,828,467	$25,916	$189,327	$6,665,056
Total fixed maturity securities	$6,828,467	$25,916	$189,327	$6,665,056

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2019 and December 31, 2018 are summarized as follows:

		Unrealized	Number of
September 30, 2019 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$211,822	$2,876	2

Greater than 12 months
Corporate bonds	358,477	41,427	3
Total fixed maturity securities	$570,299	44,303	5

		Unrealized	Number of
December 31, 2018	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$4,321,663	$170,332	36

Greater than 12 months
Corporate bonds	82,500	18,995	1
Total fixed maturity securities	$4,404,163	$189,327	37

The fixed maturity securities in a loss position had a fair value to amortized cost ratio of at least 75.0% as of September 30, 2019 and at least 80% as of December 31, 2018.  One fixed maturity security with a par value of $100,000 and currently in an unrealized loss position is below investment grade as rated by Standard and Poor’s as of September 30, 2019.  One additional fixed maturity security with a par value of $150,000 in a realized gain position is also below investment grade as of September 30, 2019. Two securities with a par value of $250,000 were below investment grade as rated by Standard and Poor’s as of December 31, 2018.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2019 and the year ended December 31, 2018.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	September 30, 2019	December 31, 2018
Unrealized appreciation (depreciation) on available-for-sale securities	$490,505	$(163,411)
Adjustment to deferred acquisition costs	(941)	630
Deferred taxes	(49,081)	-
Net unrealized appreciation (depreciation) on available-for-sale securities	$440,483	$(162,781)

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2019, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$2,765,503	$2,882,013
Due after five years through ten years	3,337,669	3,577,374
Due after ten years	2,003,024	2,137,314
Total fixed maturity securities	$8,106,196	$8,596,701

The amortized cost and fair value of other long-term investments as of September 30, 2019, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$410,050	$425,070
Due after one year through five years	1,265,617	1,456,889
Due after five years through ten years	369,256	496,983
Due after ten years	31,339	50,931
Total other long-term investments	$2,076,262	$2,429,873

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2.          Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties.  The Company’s mortgage loans on real estate by credit quality using this ratio as of September 30, 2019 and December 31, 2018 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) September 30, 2019	December 31, 2018
90% or higher	$95,571	$-
80% to 90%	83,376	-
70% to 80%	182,323	75,947
60% to 70%	1,235,087	573,506
50% to 60%	766,144	677,169
40% to 50%	111,172	118,408
Total	$2,473,673	$1,445,030

Major categories of net investment income for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Fixed maturity securities	$70,293	$64,279	$219,966	$144,626
Other long-term assets	42,707	5,682	83,571	16,289
Mortgage loans	36,684	13,276	90,251	19,505
Short-term and other investments	55,683	33,920	133,788	82,733
Gross investment income	205,367	117,157	527,576	263,153
Investment expenses	(2,460)	(3,191)	(14,451)	(13,305)
Net investment income	$202,907	$113,966	$513,125	$249,848

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

September 30, 2019

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized as follows:

September 30, 2019 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$8,596,701	$-	$8,596,701
Total fixed maturity securities	$-	$8,596,701	$-	$8,596,701

December 31, 2018	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,665,056	$-	$6,665,056
Total fixed maturity securities	$-	$6,665,056	$-	$6,665,056

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

3.          Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2019 and December 31, 2018 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2019 (Unaudited)
	Carrying	Fair
Financial assets	Amount	Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$11,327,582	$11,327,582	$11,327,582	$-	$-
Mortgages on real estate	2,473,673	2,423,213	-	-	2,423,213
Other long-term investments	2,076,262	2,429,873	-	-	2,429,873
Accrued investment income	104,378	104,378	-	-	104,378
Advances and notes receivable	171,270	171,270	-	-	171,270
Total financial assets	$16,153,165	$16,456,316	$11,327,582	-	$5,128,734

Financial liabilities
Policyholders’ account balances	$13,802,901	12,040,056	$-	$-	12,040,056
Policy claims	46,083	46,083	-	-	46,083
Total financial liabilities	$13,848,984	$12,086,139	$-	$-	$12,086,139

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,511,652	$6,511,652	$6,511,652	$-	$-
Mortgages on real estate	1,445,030	1,457,196	-	-	1,457,196
Other long-term investments	449,461	539,544	-	-	539,544
Accrued investment income	76,668	76,668	-	-	76,668
Advances and notes receivable	14,360	14,360	-	-	14,360
Total financial assets	$8,497,171	8,599,420	$6,511,652	$-	$2,087,768

Financial liabilities
Policyholders’ account balances	$3,165,519	$2,375,631	$-	$-	$2,375,631
Policy claims	28,306	28,306	-	-	28,306
Total financial liabilities	$3,193,825	$2,403,937	$-	$-	$2,403,937

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

Mortgages on Real Estate

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios at or below 91%. The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

4.          Income Taxes (continued)

The Company has net operating loss carryforwards of approximately $3.6 million expiring in 2032 through 2037. The company also has $525,919 of loss carryforwards from 2018 and 2019 that will not expire.  A valuation allowance of $863,670 has been established for net operating losses arising from 2012 through 2019 since the Company has not demonstrated the ability to generate taxable income.  As of September 30, 2019, TRLIC has $1,896,702 in operating loss carryforwards that have originated since 2016.  In accordance with the Tax Cuts and Jobs Act of 2017, $588,407 of the operating loss carryforwards were generated prior to January 1, 2018 and will expire in 2031 and 2032.  Additionally, TRLIC has loss carryforwards of $1,308,295 from 2018 and 2019 which will not expire.   TRLIC’s operating loss carryforwards has a valuation allowance of $398,307 against it at September 30, 2019, as TRLIC has not yet demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

The Company and its subsidiaries have no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2016 through 2018 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

5.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  The uninsured balances aggregate to $38,618 as of September 30, 2019.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6.         Stock Incentive Plan

The Company’s Agent Stock Incentive Plan (“ASIP”) was approved in August 2018 by the Texas State Securities Board. The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. The ASIP issued 11,490 shares during the first nine months of 2019.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of September 30, 2019 are as follows:

2019 (remaining)	$22,762
2020	91,896
2021	93,593
2022	95,006
Total operating lease payments, undiscounted	$303,257
Less: interest	(26,554)
Lease liability, at present value	$276,703

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  During 2018 TRCC made capital contributions of $2,000,000 and $750,000 to TRLIC.  During the second quarter of 2019 the Company made an additional capital contribution to TRLIC of mortgage loans valued at $857,133.  During the third quarter of 2019 the Company made an additional capital contribution of $1,300,000 in cash to TRLIC bringing the total capitalization of TRLIC to $7,907,133. Texas Republic Life Solutions (“TRLS”), an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.  During 2018 TRCC made a capital contribution of $100,000 bringing the total capitalization of TRLIC to $150,000.

We are a financial services holding company and have incurred significant net losses since our inception. As of September 30, 2019, we had an accumulated deficit of $6,651,501. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums and investment income which are sufficient to cover our operating costs.

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

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios at or below 91%. Mortgage loans are carried at current book value. The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

Results of Operations – Three and Nine Months Ended September 30, 2019 and 2018

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities, mortgages and other assets.  Revenue included $303,002 from the sale of life insurance for the nine months ended September 30, 2019 and $313,098 for the nine months ended September 30, 2018.  For the three months ended September 30, the sale of life insurance generated revenue of $52,080 in 2019 and $77,341 in 2018. The Company also accepted annuity deposits of $10,126,300 in the nine months ended September 30, 2019 compared to annuity deposits of $1,710,579 for the nine months ended September 30, 2018. For the three months ending September 30, 2019 the Company accepted annuity deposits of $4,457,421. For the three months ending September 30, 2018 the Company accepted annuity deposits of $393,768. Annuity deposits generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $513,125 for the nine months ended September 30, 2019, an increase of $263,277 from $249,848 for the nine months ended September 30, 2018.  For the three months ended September 30, 2019 investment income was $202,907 an increase of $88,941 over the $113,966 for the three months ended September 30, 2018. During 2019 the Company invested in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $2,204,826 for the nine months ended September 30, 2019, an increase of $711,302 from $1,493,524 for the nine months ended September 30, 2018. Expenses were $764,235 for the three months ended September 30, 2019, an increase of $306,241 from $457,994 for three months ended September 30, 2018.

Total Benefits and Claims – Claims and benefit expenses were $332,290 and $213,612 for the nine months ended September 30, 2019 and 2018, respectively.  For the three months ended September 30, 2019 and 2018 total benefit and claim expenses were $107,793 and $51,510, respectively. The increase is consistent with life renewals and the increased annuity sales compared to 2018.

Commissions – Commission expense increased $137,638 for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  The increase is consistent with the increased insurance sales which were $8,405,625 higher than the nine months ended September 30, 2018. Commission expense increased $92,402 for the three months ended September 30, 2019 compared to 2018.

Salaries and Wages – Salary expense increased $359,362 for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. For the three months ended September 30, 2019 salary expense increased $124,444. The increase is due to the addition of staff in the first quarter of 2019 and the addition of salaried sales agents in the fourth quarter of 2018.  Additionally, increases to existing salaries added to the variance.

Net Loss

The net loss was $1,274,149, or $(0.09) per common share issued and outstanding for the nine months ended September 30, 2019 compared to a net loss of $877,342, or $(0.06) per share, for the nine months ended September 30, 2018.  For the three months ending September 30, the net loss was $477,554 or $(0.03) per share in 2019 and $254,013 or $(0.02) per share in 2018. The increase in the net loss for the three and nine months ending September 30, 2019, was primarily attributable to the increase in expenses described above. We expect our losses to continue in the near future as we incur increased costs to grow our life insurance business.  The weighted average common shares outstanding were 14,814,895 and 14,863,319 for the nine months ended September 30, 2019 and 2018, respectively.  The weighted average common shares outstanding were 14,801,587 and 14,862,097 for the three months ended September 30, 2019 and 2018, respectively.

Financial Position – As of September 30, 2019 and December 31, 2018

Total assets of the Company increased from $15,732,993 as of December 31, 2018 to $26,314,961 as of September 30, 2019, an increase of $10,581,968 or 67.3%.

Cash increased $4,815,930 due to $10,126,300 in annuity deposits during the nine months ended September 30, 2019. We are investing to maximize yields to support the insurance operations, however the sales in the first nine months significantly outpaced our ability to secure quality investments. All non-operating cash is held in interest bearing accounts.

The Company did invest some annuity deposits in fixed maturity securities, mortgage loans and other assets (lottery bonds).  The increase in mortgage loans and lottery bonds of $1,028,643 and $1,626,801 are directly related to annuity deposits in Texas Republic Life Insurance Company.  The increase of $1,931,645 in fixed maturity securities was due to purchases as well as unrealized gains on existing securities.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $11,030,371 at September 30, 2019 compared to December 31, 2018.  The increase is directly related to the increase of the liability for annuity deposits and inforce life insurance reserves.

Total shareholders’ equity of the Company decreased from $12,028,873 as of December 31, 2018 to $11,326,813 as of September 30, 2019.  The decrease is mainly due to the net loss from operations of $1,274,149.  Somewhat offsetting the net loss was a favorable change unrealized gains on fixed income securities increasing equity by $603,264.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through April 2, 2017, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2017 and 2016 we paid $5,000 and $10,000 for 1,000 and 2,000 shares of Company’s common stock that is held as treasury stock, respectively.  During 2018 the Company’s subsidiary, TRLIC purchased 14,000 shares for distribution under its Stock Incentive Plan. During 2019 TRLIC purchased an additional 60,000 shares for distribution under its Stock Incentive Plan. As of September 30, 2019, TRLIC distributed 11,490 shares under its Stock Incentive Plan.  The remaining 65,510 shares are held as treasury shares in the consolidated financials. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $11,327,582 and $6,511,652 as of September 30, 2019 and December 31, 2018, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $38,618 and $534,014 as of September 30, 2019 and December 31, 2018 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least 12 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of TRLIC may require additional capital as it continues to grow.  As discussed above, the Company capitalized TRLIC with $3,000,000 cash during the third quarter of 2016 and capitalized TRLS with $50,000 during the second quarter of 2018.  During 2018 TRCC made capital contributions of $2,000,000 and $750,000 to TRLIC.  During the second quarter of 2019 the Company made an additional capital contribution to TRLIC of mortgage loans valued at $857,133.  During the third quarter of 2019 the Company made an additional capital contribution of $1,300,000 in cash to TRLIC bringing the total capitalization of TRLIC to $7,907,133. During 2018 TRCC made a capital contribution of $100,000 to TRLS bringing the total capitalization of TRLS to $150,000.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.  Through September 30, 2019 the Company paid $109,900 for 87,000 shares of the Company’s common stock (treasury stock).  Subsequently, 11,490 shares have been redistributed to agents under our stock incentive plan.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

November 25, 2019	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

November 25, 2019	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer