Form 10-K
period 2019-12-31
Texas Republic Capital Corp
filed 2020-03-27
CIK 1560452

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the fiscal year ended December 31, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Common stock $.01 par value as of March 25, 2020: 14,764,587 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2020 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

Life Insurance and Annuity Operations

The Company began selling its life insurance and annuity products on April 3, 2017.  TRLIC is currently selling two life and three annuity products.  The first life product is a modified whole life product with an annuity rider.  It is a ten or twenty-year paid-up policy, based on policyholder age, with 50% of the premium deposited into the annuity in years 2-10/20.  The second life product is a modified whole life product (TrueFlex) developed to be marketed through the workplace as a voluntary benefit by payroll deduction. It is a permanent life product and is portable should the employee leave the employer for any reason. The Company’s TrueFlex product was approved by the Texas Department of Insurance (“TDI”) in 2019. The annuity products are 5-year and 10-year fixed annuities.  Based on the product selected there is a 5% or 10% premium bonus immediately credited to the account balance which is vested over five or ten years unless surrendered prior to the end of the vesting period.

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

Employees

As of March 25, 2020, the Company has nine full-time employees and one part-time employee.

Item 2. Properties

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2019 are as follows:

2020	91,896
2021	93,593
2022	95,006
Total operating lease payments, undiscounted	$280,495
Less: interest	(32,197)
Lease liability, at present value	$248,298

Item 3. Legal Proceedings

Various legal proceedings to which the Company or a subsidiary of the Company is party arise from time to time in the normal course of business. As of the date hereof, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its or its subsidiaries' assets or properties are subject.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Trading of the Company’s common stock is limited, and an established public market does not exist.

(b)	Holders

As of March 25, 2020, there were 1,599 shareholders of the Company’s outstanding common stock.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

There are no equity compensation plans for employees.  The Company’s life subsidiary, TRLIC has an Agent Stock Incentive Plan (“ASIP”).  The plan was approved in August 2018 by the Texas State Securities Board.  The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products.  Calculation of awards at December 31, 2019 are based on production for the period of January through December 2019.  The ASIP will issue 5,060 shares awarded on 2019 production. The ASIP issued 1,490 shares in 2019 based on 2018 production. Also, in 2019 the Company issued 10,000 shares as part of an employment agreement.

(e)	Performance graph not required for smaller reporting company.

(f)	Related Stockholder Matters

(i)	Sale of unregistered equity securities

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500.  Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013.  The Company incurred $1,215,569 in offering costs to issue these shares. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506.  No underwriter was involved in connection with the issuance of our shares, and we paid no finder’s fees in the private placements.

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

Through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock.  Additionally, TRLIC has purchased 14,000 shares of TRCC common stock at a cost of $35,000. During 2019 TRLIC purchased an additional 97,000 shares for $83,210. The shares were purchased to compensate agents under TRLIC’s Stock Incentive Plan. The Company issued 1,490 treasury shares under the incentive plan and 10,000 shares for an employment agreement in 2019. The shares are held as treasury shares in the consolidated financial statements.

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

We are a financial services holding company and have incurred significant net losses since our inception. As of December 31, 2019, we had an accumulated deficit of $7,237,665. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums and investment income which are sufficient to cover our operating costs.

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

The Company’s mortgage loan portfolio is comprised of residential properties with the average loan to appraised value ratios at 61% (excluding construction loans). Mortgage loans are carried at current book value. The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 3.11% to 5.00%.

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

Results of Operations – Years Ended December 31, 2019 and 2018

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities, mortgages and other assets.   Revenue included $377,580 and $363,515 from sales of life insurance for the twelve months ended December 31, 2019 and 2018, respectively.  The Company also accepted annuity considerations of $14,427,022 and $1,838,464 during 2019 and 2018, respectively.  Annuity considerations will generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $692,626 for the year ended December 31, 2019 compared to $348,264 for the year ended December 31, 2018.  During 2019 the Company invested in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts. Total revenues were $1,307,537 for the year ended December 31, 2019, an increase of $540,465 from $767,072 for the year ended December 31, 2018.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $3,099,567 for the year ended December 31, 2019, an increase of $1,105,059 from $1,994,508 for the year ended December 31, 2018.

Total Benefits and Claims – Claims and benefit expenses were $605,447 and $256,512 for the twelve months ended December 31, 2019 and 2018, respectively.  The increase of $348,935 is consistent with the increased insurance sales compared to 2018.

Commissions – Commission expense increased $228,313 for the year ended December 31, 2019.  The increase is consistent with the increased insurance sales compared to 2018.

Salaries and Wages – Salary expense increased $505,175 for the year ended December 31, 2019. The increase is due to the addition of staff in the third quarter of 2018, the addition of the Worksite Director in 2019 and the addition of salaried sales agents in the first and fourth quarter 2019.  To a lesser degree moderate increases to existing salaries added to the variance.

Net Loss

The net loss was $1,792,030, or $(0.12) per share, for the year ended December 31, 2019 compared to a net loss of $1,227,436, or $(0.08) per share, for the year ended December 31, 2018. The $564,594 increase in the net loss was primarily attributable to the increase in expenses described above. We expect our losses to increase in the near future as we incur increased costs to grow the life insurance business.  The weighted average common shares outstanding were 14,806,943 and 14,861,514 for the years ending December 31, 2019 and 2018, respectively.  The total shares outstanding were 14,764,587 and 14,850,097 at December 31, 2019 and 2018, respectively.

Financial Position – As of December 31, 2019 and 2018

Total assets of the Company increased from $15,732,993 as of December 31, 2018 to $30,285,566 as of December 31, 2019, an increase of $14,552,573 or 92.5% and was attributable to annuity sales in 2019.

The Company is investing the annuity deposits in fixed maturity securities, mortgages and other assets (lottery bonds).  The increase in mortgages of $1,463,511 and lottery bonds of $1,516,886 are directly related to annuity deposits in Texas Republic Life Insurance Company.  Mortgages of $875,895 were also acquired in the holding company late in 2018. These mortgages were subsequently moved to TRLIC as a capital contribution during 2019.  The increase of $1,424,404 in fixed maturity securities occurred both in the insurance company and at the holding company level as we try to maximize our investment earnings.

Cash increased $8,696,825 from December 31, 2018 to December 31, 2019 as annuity sales continued strong throughout 2019. We are investing to maximize yields to support the insurance operations, however the annuity sales significantly outpaced our ability to secure quality investments. To slow the incoming flow of cash from annuity sales the Company dropped the annuity crediting rates in November 2019 and February 2020. All non-operating cash is held in interest bearing accounts.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $15,631,250 at December 31, 2019 compared to December 31, 2018.  The increase is directly related to the increase of annuity deposits and to a lesser extent the increase of inforce life insurance.

Total shareholder equity of the Company decreased from $12,028,873 as of December 31, 2018 to $10,672,815 as of December 31, 2019, a decrease of $1,356,058.  The decrease is mainly due to the net loss from operations of $1,792,030 and the net change in the cost of treasury shares of $54,485. The net other comprehensive income increased equity by $490,457. The Company currently has accumulated other comprehensive income of $327,676 for the year ended December 2019 and accumulated other comprehensive loss of $162,781 for the year ended December 31, 2018.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through December 31, 2019, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2019 and 2018 we paid $5,000 and $10,000 for 1,000 and 2,000 shares of Company’s common stock that is held as treasury stock, respectively.  During 2018 the Company’s subsidiary, TRLIC purchased 14,000 shares for distribution under its Stock Incentive Plan. During 2019 TRLIC purchased an additional 97,000 shares for distribution under its Stock Incentive Plan. As of December 31, 2019, TRLIC distributed 11,490 shares under its Stock Incentive Plan.  The remaining 99,510 shares held by TRLIC and the 3,000 shares held by TRCC total 102,510 shares. These shares are held as treasury shares in the consolidated financials. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $15,208,477 and $6,511,652 as of December 31, 2019 and 2018, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $2,312,416 and $534,014 as of December 31, 2019 and December 31, 2018 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Texas Republic Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Texas Republic Capital Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Springfield, Illinois

March 27, 2020

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2019	December 31, 2018
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $7,673,671 and $6,828,467 as of December 31, 2019 and 2018, respectively)	$8,089,460	$6,665,056
Mortgage loans	2,908,541	1,445,030
Other long-term investments	1,966,347	449,461
Total investments	12,964,348	8,559,547
Cash and cash equivalents	15,208,477	6,511,652
Accrued investment income	111,889	76,668
Due premium	5,075	5,050
Deferred policy acquisition costs	668,454	326,210
Deferred sales inducement costs	770,177	164,316
Advances and notes receivable	134,560	14,360
Leased property - right to use	248,298	-
Security deposit	7,109	7,109
Prepaid and other assets	140,339	33,871
Furniture and equipment, net	26,840	34,210
Total assets	$30,285,566	$15,732,993

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$18,440,872	$3,165,519
Future policy benefits	516,870	338,407
Policy claims and other benefits	59,693	28,306
Liability for deposit-type contracts	14,870	19,540
Other policyholder liabilities	160,000	9,283
Total policy liabilities	19,192,305	3,561,055
Lease liability	248,298	-
Deferred taxes	87,104	-
Accounts payable	85,044	143,065
Total liabilities	19,612,751	3,704,120

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of December 31, 2019 and 2018, 14,764,587 and 14,850,097 outstanding as of December 31, 2019 and 2018, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (102,510 and 17,000 shares as of December 31, 2019 and 2018	(104,485)	(50,000)
respectively)
Accumulated other comprehensive income (loss)	327,676	(162,781)
Accumulated deficit	(7,237,665)	(5,445,635)
Total shareholders’ equity	10,672,815	12,028,873
Total liabilities and shareholders’ equity	$30,285,566	$15,732,993

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018
Revenues
Premiums and other considerations	$377,580	$363,515
Net investment income	692,626	348,264
Net realized gains on investments	117,261	-
Commission income	120,070	55,293
Total revenues	1,307,537	767,072
Benefits, claims and expenses
Increase in future policy benefits	177,487	162,828
Death and other benefits	31,387	25,802
Interest credited to policyholders	396,573	67,882
Total benefits and claims	605,447	256,512
Policy acquisition costs deferred	(389,914)	(197,369)
Policy acquisition costs amortized	46,032	65,373
Commissions	464,583	236,270
Salaries and wages	1,289,863	784,688
Employee benefits	115,982	73,203
Taxes, licenses and fees	92,483	56,432
Office rent	92,034	80,967
Director fees	41,000	48,250
Third-party administration fees	201,935	188,413
Service and transfer agent fees	44,800	47,156
Travel, meals and entertainment	80,571	31,885
Professional fees	238,432	153,953
Furniture, equipment and software	57,286	31,978
Office and other expenses	119,033	136,797
Total benefits, claims and expenses	3,099,567	1,994,508
Net loss	$(1,792,030)	$(1,227,436)

Net loss per common share outstanding	$(0.12)	$(0.08)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2019	2018

Net loss	$(1,792,030)	$(1,227,436)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	696,461	(249,678)
Less net realized investment gains	117,261	-
Net unrealized investment gains (losses)	579,200	(249,678)
Adjustment to deferred acquisition costs	(1,639)	630
Deferred taxes	(87,104)	-
Total other comprehensive income (loss)	490,457	(249,048)
Total comprehensive loss	$(1,301,573)	$(1,476,484)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2019 and 2018

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2018	$148,671	$17,538,618	$(15,000)	$86,267	$(4,218,199)	$13,540,357
Purchase of treasury stock	-	-	(35,000)	-	-	(35,000)
Other comprehensive income	-	-	-	(249,048)	-	(249,048)
Net loss	-	-	-	-	(1,227,436)	(1,227,436)
Balance as of December 31, 2018	$148,671	$17,538,618	$(50,000)	$(162,781)	$(5,445,635)	$12,028,873

Purchase of treasury stock	-	-	(83,210)	-	-	(83,210)
Treasury shares issued			28,725			28,725
Other comprehensive loss	-	-	-	490,457	-	490,457
Net loss	-	-	-	-	(1,792,030)	(1,792,030)
Balance as of December 31, 2019	$148,671	$17,538,618	$(104,485)	$327,676	$(7,237,665)	$10,672,815

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018

Operating activities
Net loss	$(1,792,030)	$(1,227,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(123,676)	(23,468)
Net realized capital gains	(117,261)	-
Provision for depreciation	12,403	12,066
Policy acquisition costs deferred	(389,914)	(197,369)
Policy acquisition costs amortized	46,032	65,373
Mortgage loan origination fees deferred	(33,318)	(27,154)
Amortization of mortgage loan origination fees	2,552	122
Interest credited to policyholders	396,573	67,882
Non-cash salary expense	28,725	-
Change in assets and liabilities:
Accrued investment income	(35,221)	(53,959)
Due premium	(25)	(5,050)
Advances and notes receivable	(120,200)	10,490
Prepaid and other assets	(106,468)	(4,490)
Future policy benefits	178,463	163,384
Policy claims	31,387	25,802
Other policy liabilities	150,717	(73,918)
Accounts payable	(58,021)	87,945
Net cash used in operating activities	(1,929,282)	(1,179,780)

Investing activities
Purchases of furniture and equipment	(5,033)	(13,046)
Purchase of fixed maturity securities	(1,886,362)	(4,540,023)
Sales of fixed maturity securities	1,154,147	-
Purchase of mortgage loans	(1,538,835)	(1,428,137)
Payments on mortgage loans	109,709	10,206
Purchase of other long-term investments	(1,715,610)	(426,183)
Payments on other long-term investments	323,052	-
Net cash used in investing activities	(3,558,932)	(6,397,183)

Financing activities
Purchase of treasury stock	(83,210)	(35,000)
Policyholder deposits	14,427,022	1,838,464
Policyholder withdrawals	(153,648)	(312,549)
Deposit-type contracts - deposits	-	24,175
Deposit-type contracts - withdrawals	(5,125)	(5,125)
Net cash provided by financing activities	14,185,039	1,509,965

Increase in cash and cash equivalents	8,696,825	(6,066,998)
Cash and cash equivalents, beginning of period	6,511,652	12,578,650
Cash and cash equivalents, end of period	$15,208,477	$6,511,652

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$28,725	$-

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

December 31, 2019 and 2018

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

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios at or below 90%. Mortgage loans are carried at current book value.

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $389,914 of DAC deferred for the twelve months ended December 31, 2019 and $46,032 of DAC amortized for the twelve months ended December 31, 2019.  There was $197,369 of DAC deferred for the twelve months ended December 31, 2018 and $65,373 of DAC amortized for the twelve months ended December 31, 2018.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the shorter of the bonus period or the life of the policy based on the expected future profits of the business.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $770,177 and $164,316 of SIC deferred at December 31, 2019 and December 31, 2018, respectively.  For the twelve months ended December 31, 2019 there was $722,641 of SIC deferred and $116,780 of SIC amortized. There was $104,603 of SIC deferred and $20,153 of SIC amortized during the twelve months ended December 31, 2018.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1.          Organization and Significant Accounting Policies (continued)

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Uncollectible amounts are reported in the results of operations in the year the determination is made.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet as of January 1, 2019 a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  The Company has a lease asset and liability of $248,298 as of December 31, 2019.

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and EDP equipment is recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to seven years.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 3.11% to 5.00%.

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

December 31, 2019 and 2018

1.          Organization and Significant Accounting Policies (continued)

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. Shares sold during the period are considered to be outstanding for one half of the month in which they were sold. The weighted average common shares outstanding were 14,806,943 and 14,861,514 for the years ending December 31, 2019 and 2018, respectively.

Related Party Transactions

During 2018 the Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgages on real estate and lottery bonds.  FTFC will present to the Company investments based on criteria the Company has established.  The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment.  All mortgages and lottery bonds that were purchased by the Company in 2019 and 2018 were obtained through this agreement. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. During 2019 the Company paid $79,379 to FTFC under the agreement.  In 2018 the Company paid $28,563 under the agreement.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued. Due to the current Health Pandemic and the disruption in the bond markets the Company’s fixed securities portfolio has incurred a decrease in value of approximately $665,000 through March 27, 2020. The Company has the ability to hold the fixed securities until maturity.

Recent Accounting Pronouncements

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1.          Organization and Significant Accounting Policies (continued)

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

December 31, 2019 and 2018

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

2.           Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of December 31, 2019 and 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,673,671	$456,779	$40,990	$8,089,460
Total fixed maturity securities	$7,673,671	$456,779	$40,990	$8,089,460

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$6,828,467	$25,916	$189,327	$6,665,056
Total fixed maturity securities	$6,828,467	$25,916	$189,327	$6,665,056

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2.           Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2019 and 2018 are summarized as follows:

		Unrealized	Number of
December 31, 2019	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$602,772	$8,050	5

Greater than 12 months
Corporate bonds	366,310	32,940	3
Total fixed maturity securities	$969,082	$40,990	8

		Unrealized	Number of
December 31, 2018	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$4,321,663	$170,332	36

Greater than 12 months
Corporate bonds	82,500	18,995	1
Total fixed maturity securities	$4,404,163	$189,327	37

As of December 31, 2019, seven of the eight fixed maturity securities in a loss position had a fair value to amortized cost ratio greater than 97%.  As of December 31, 2018, 33 of the 37 fixed maturity securities in a loss position had a fair value to amortized cost ratio equal to or greater than 90%.  The one fixed security that was below 97% at December 31, 2019 was at 72%. The five securities in a less than 12-month loss position had an average fair value to amortized cost ratio of over 98%. The two of the three securities in a loss position greater than 12-months had a fair value to amortized cost ratio of over 98% of December 31, 2019.  The remaining security mentioned just above had a fair value to amortized cost ratio of over 72%. Two fixed maturity securities with a par value of $250,000 are below investment grade as rated by Standard and Poor’s as of December 31, 2019 and December 31, 2018.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2.           Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the years ended December 31, 2019 and 2018.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in accumulated other comprehensive income (loss) for investments classified as available-for-sale are summarized as follows:

	December 31, 2019	December 31, 2018
Unrealized appreciation (depreciation) on available-for-sale securities	$415,789	$(163,411)
Adjustment to deferred acquisition costs	(1,009)	630
Deferred taxes	(87,104)	-
Net unrealized appreciation (depreciation) on available-for-sale securities	$327,676	$(162,781)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2019, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due after one year through five years	$2,614,046	$2,719,666
Due after five years through ten years	3,337,986	3,569,650
Due after ten years	1,721,639	1,800,144
Total fixed maturity securities	$7,673,671	$8,089,460

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of December 31, 2019, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$339,589	$350,347
Due after one year through five years	1,245,147	1,423,428
Due after five years through ten years	359,316	480,686
Due after ten years	22,295	36,091
Total other long-term investments	$1,966,347	$2,290,552

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2.           Investments (continued)

Other long-term investments by geographic distribution:

	December 31, 2019%		December 31, 2018%
California	$137,888	7.0%	$-	0.0%
Indiana	209,829	10.7	-	0.0
Massachusetts	408,037	20.8	176,490	39.3
New York	692,016	35.2	272,971	60.7
Ohio	161,073	8.2	-	0.0
Oregon	140,304	7.1	-	0.0
Pennsylvania	217,200	11.0	-	0.0
Total	$1,966,347	100.0%	$449,461	100.0%

Mortgage Loan on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s mortgage loans on real estate by credit quality using this ratio as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019	December 31, 2018
Over 90%	$96,480	$-
80% to 90%	145,388	-
70% to 80%	184,168	75,947
60% to 70%	1,548,486	573,506
50% to 60%	824,354	677,169
40% to 50%	109,665	118,408
Total	$2,908,541	$1,445,030

Mortgage loans by geographic distribution:

State	December 31, 2019%		December 31, 2018%
Alabama	$145,389	5.0%	$-	0.0%
Florida	228,529	7.9	229,785	15.9
Illinois	782,437	26.9	118,408	8.2
Indiana	53,808	1.9	-	0.0
Missouri	55,857	1.9	-	0.0
Tennessee	780,840	26.8	875,895	60.6
Texas	715,931	24.6	220,942	15.3
Wisconsin	145,750	5.0	-	0.0
Total	$2,908,541	100.0%	$1,445,030	100.0%

There were 8 loans with a remaining principal balance of $698,090 that were 90 days or more past due and still accruing interest as of December 31, 2019. There were no loans 90 days or more past due as of December 31, 2018.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2.           Investments (continued)

Major categories of net investment income for the years ended December 31, 2019 and 2018 are summarized as follows:

	For the Years Ended December 31,
	2019	2018

Fixed maturity securities	$305,782	$205,466
Other long-term assets	124,328	23,279
Mortgage loans	142,409	25,400
Short-term and other investments	167,800	113,672
Gross investment income	740,319	367,817
Investment expenses	(47,693)	(19,553)
Net investment income	$692,626	$348,264

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

December 31, 2019 and 2018

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018 is summarized as follows:

December 31, 2019	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$8,089,460	$-	$8,089,460
Total fixed maturity securities	$-	$8,089,460	$-	$8,089,460

December 31, 2018	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,665,056	$-	$6,665,056
Total fixed maturity securities	$-	$6,665,056	$-	$6,665,056

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

3.           Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets disclosed, but not carried, at fair value as of December 31, 2019 and 2018 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$15,208,477	$15,208,477	$15,208,477	$-	$-
Mortgages on real estate	2,908,541	2,851,527	-	-	2,851,527
Other long-term investments	1,966,347	2,290,552	-	-	2,290,552
Accrued investment income	111,889	111,889	-	-	111,889
Advances and notes receivable	134,560	134,560	-	-	134,560
Total financial assets	$20,329,814	20,597,005	$15,208,477	$-	$5,388,528

Financial liabilities
Policyholders’ account balances	$18,440,872	$15,893,600	$-	$-	$15,893,600
Policy claims	59,693	59,693	-	-	59,693
Total financial liabilities	$18,500,565	$15,953,293	$-	$-	$15,953,293

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,511,652	$6,511,652	$6,511,652	$-	$-
Mortgages on real estate	1,445,030	1,457,196	-	-	1,457,196
Other long-term investments	449,461	539,544	-	-	539,544
Accrued investment income	76,668	76,668	-	-	76,668
Advances and notes receivable	14,360	14,360	-	-	14,360
Total financial assets	$8,497,171	8,599,420	$6,511,652	$-	$2,087,768

Financial liabilities
Policyholders’ account balances	$3,165,519	$2,375,631	$-	$-	$2,375,631
Policy claims	28,306	28,306	-	-	28,306
Total financial liabilities	$3,193,825	$2,403,937	$-	$-	$2,403,937

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

December 31, 2019 and 2018

3.           Fair Value Measurements (continued)

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

Mortgages on Real Estate

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios at or below 90%. The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

Policy Claims

The carrying amounts reported for these liabilities approximate their fair value.

4.          Property and Equipment

Property and equipment as of December 31, 2019 and 2018 is summarized as follows:

	December 31, 2019	December 31, 2018
Total property and equipment	$60,372	$55,339
Less - accumulated depreciation	(33,532)	(21,129)
Property and equipment net of accumulated depreciation	$26,840	$34,210

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

The Company has net operating loss carryforwards of approximately $3.6 million expiring in 2032 through 2037. The company also has $500,560 of loss carryforwards from 2019 and 2018 that will not expire.  A valuation allowance of $858,345 has been established for net operating losses arising from 2012 through 2019 since the Company has not demonstrated the ability to generate taxable income.  As of December 31, 2019, TRLIC has $2,248,756 in operating loss carryforwards that have originated since 2016.  In accordance with the Tax Cuts and Jobs Act of 2017, $588,407 of the operating loss carryforwards were generated prior to 1/1/18 and will expire in 2031 and 2032.  Additionally, TRLIC has loss carryforwards of $1,660,349 from 2019 and 2018 which will not expire.   TRLIC’s operating loss carryforwards has a valuation allowance of $472,239 against it at December 31, 2019, as TRLIC has not yet demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

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

6.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $2,312,416 as of December 31, 2019.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.         Stock Incentive Plan

The Company’s Agent Stock Incentive Plan (“ASIP”) was approved in August 2018 by the Texas State Securities Board.  The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products.  Calculation of awards at December 31, 2019 are based on production for the period of January through December 2019.  The ASIP will issue 5,060 shares awarded on 2019 production. The ASIP issued 1,490 shares in 2019 based on 2018 production. Also, in 2019 the Company issued 10,000 shares as part of an employment agreement.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

8.          Lease Commitment

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2019 are as follows:

2020	91,896
2021	93,593
2022	95,006
Total operating lease payments, undiscounted	$280,495
Less: interest	(32,197)
Lease liability, at present value	$248,298

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

The statutory net loss for TRLIC was $2,193,318 and $897,619 for the years ended December 31, 2019 and 2018, respectively. The statutory capital and surplus of TRLIC was $4,043,328 and $4,201,803 as of December 31, 2019 and 2018, respectively.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2019.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 27, 2020	By:	/s/ Timothy R. Miller
Timothy R. Miller
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 27, 2020	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Timothy R. Miller	Date	March 27, 2020
Timothy R. Miller
President and Chief Executive Officer

By	/s/ William S. Lay	Date	March 27, 2020
William S. Lay
Secretary and Treasurer

By	/s/ Charles R. Bailey	Date	March 27, 2020
Charles R. Bailey, Director

By	/s/ Steven D. Braley	Date	March 27, 2020
Steven D. Braley, Director

By	/s/ David L. Cleavinger	Date	March 27, 2020
David L. Cleavinger, Director

By	/s/ Kenneth R. Davis	Date	March 27, 2020
Kenneth R. Davis, Director

By	/s/ J. Pete Laney	Date	March 27, 2020
J. Pete Laney, Director

By	/s/ Adrian G. McDonald Jr.	Date	March 27, 2020
Adrian G. McDonald Jr., Director

By	/s/ Alvie J. Mitchell Jr.	Date	March 27, 2020
Alvie J. Mitchell Jr., Director

By	/s/ Vernon R. Woelke	Date	March 27, 2020
Vernon R. Woelke, Director

By	/s/ Gregg E. Zahn	Date	March 27, 2020
Gregg E. Zahn. Director