Form 10-Q
period 2020-03-31
Texas Republic Capital Corp
filed 2020-06-24
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of June 24, 2020: 14,768,707 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2020

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Available-for-sale fixed maturity securities at fair value (Amortized cost: $8,780,402 and $7,673,671 as of March 31, 2020 and December 31, 2019, respectively)	$8,627,851	$8,089,460
Mortgage loans	2,464,706	2,908,541
Other long-term investments	2,839,318	1,966,347
Total investments	13,931,875	12,964,348
Cash and cash equivalents	17,845,572	15,208,477
Accrued investment income	139,581	111,889
Due premium	18,525	5,075
Deferred policy acquisition costs	779,664	668,454
Deferred sales inducement costs	953,361	770,177
Advances and notes receivable	176,821	134,560
Leased property - right to use	227,607	248,298
Federal and state income taxes recoverable	89,882	71,839
Security deposit	7,109	7,109
Prepaid and other assets	102,239	68,500
Furniture and equipment, net	23,923	26,840
Total assets	$34,296,159	$30,285,566

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$23,497,676	$18,440,872
Future policy benefits	573,247	516,870
Policy claims and other benefits	62,114	59,693
Liability for deposit-type contracts	9,838	14,870
Other policyholder liabilities	270,656	160,000
Total policy liabilities	24,413,531	19,192,305
Lease liability	227,607	248,298
Deferred taxes	-	87,104
Accounts payable	115,287	85,044
Total liabilities	24,756,425	19,612,751

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of March 31, 2020 and December 31, 2019, 14,764,587 outstanding as of March 31, 2020 and December 31, 2019.	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (102,510 shares as of March 31, 2020 and December 31, 2019)	(104,485)	(104,485)
Accumulated other comprehensive income (loss)	(152,156)	327,676
Accumulated deficit	(7,890,914)	(7,237,665)
Total shareholders’ equity	9,539,734	10,672,815
Total liabilities and shareholders’ equity	$34,296,159	$30,285,566

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Premiums income	$119,145	$118,392
Net investment income	216,976	136,571
Commission income	8,253	3,533
Total revenues	344,374	258,496
Benefits, claims and expenses
Increase in future policy benefits	56,384	59,349
Death and other benefits	2,421	2,239
Interest credited to policyholders	206,151	26,032
Total benefits and claims	264,956	87,620
Policy acquisition costs deferred	(135,177)	(91,949)
Policy acquisition costs amortized	25,371	21,009
Commissions	171,086	99,279
Salaries and wages	350,404	257,860
Employee benefits	43,088	23,091
Taxes, licenses and fees	30,970	24,350
Office rent	22,759	20,486
Director fees	6,000	14,250
Third-party administration fees	69,704	44,309
Service and transfer agent fees	15,164	9,827
Travel, meals and entertainment	11,451	25,380
Professional fees	55,091	43,618
Furniture, equipment and software	6,284	8,891
Office and other expenses	60,472	47,393
Total benefits, claims and expenses	997,623	635,414
Net loss	$(653,249)	$(376,918)

Net loss per common share outstanding	$(0.04)	$(0.03)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net loss	$(653,249)	$(376,918)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(568,340)	278,551
Adjustment to deferred acquisition costs	1,404	(683)
Deferred taxes	87,104	(4,958)
Total other comprehensive income (loss)	(479,832)	272,910
Total comprehensive loss	$(1,133,081)	$(104,008)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Common			Accumulated
	Stock	Additional		Other
	$.01 Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2019	$148,671	$17,538,618	$(50,000)	$(162,781)	$(5,445,635)	$12,028,873
Purchase of treasury stock	-	-	(50,000)	-	-	(50,000)
Other comprehensive income	-	-	-	272,910	-	272,910
Net loss	-	-	-	-	(376,918)	(376,918)
Balance as of March 31, 2019	$148,671	$17,538,618	$(100,000)	$110,129	$(5,822,553)	$11,874,865

Balance as of January 1, 2020	$148,671	$17,538,618	$(104,485)	$327,676	$(7,237,665)	$10,672,815
Other comprehensive loss	-	-	-	(479,832)	-	(479,832)
Net loss	-	-	-	-	(653,249)	(653,249)
Balance as of March 31, 2020	$148,671	$17,538,618	$(104,485)	$(152,156)	$(7,890,914)	$9,539,734

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating activities
Net loss	$(653,249)	$(376,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(53,710)	(12,038)
Provision for depreciation	2,917	2,951
Policy acquisition costs deferred	(135,177)	(91,949)
Policy acquisition costs amortized	25,371	21,009
Amortization of mortgage loan origination fees	8,270	250
Interest credited to policyholders	206,151	26,032
Change in assets and liabilities:
Accrued investment income	(27,692)	(12,791)
Due premium	(13,450)	(5,050)
Advances and notes receivable	(42,261)	(32,666)
Federal and state income taxes recoverable	(18,043)	(71,839)
Prepaid and other assets	(33,739)	82,077
Future policy benefits	56,377	59,358
Policy claims	2,421	2,239
Other policy liabilities	110,656	333,625
Accounts payable	30,243	8,810
Net cash used in operating activities	(534,915)	(66,900)

Investing activities
Purchase of furniture and equipment	-	(3,365)
Purchase of fixed maturity securities	(1,108,806)	(202,726)
Payments on mortgage loans	436,387	10,130
Purchase of other long-term investments	(882,909)	(297,998)
Payments on other long-term investments	64,900	-
Net cash used in investing activities	(1,490,428)	(493,959)

Financing activities
Purchase of treasury stock	-	(50,000)
Policyholder deposits	4,667,563	2,567,302
Policyholder withdrawals	-	(65,590)
Deposit-type contracts - withdrawals	(5,125)	(5,125)
Net cash provided by financing activities	4,662,438	2,446,587

Increase in cash and cash equivalents	2,637,095	1,885,728
Cash and cash equivalents, beginning of period	15,208,477	6,511,652
Cash and cash equivalents, end of period	$17,845,572	$8,397,380

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2019.

As a result of Coronavirus Disease 2019, which was declared a pandemic on March 11, 2020, the United States Federal, State and Local Governments, and other countries around the world have taken measures that have suddenly limited economic output.  Due to the decline in economic activity, the Company is faced with a sudden uncertainty as of the date of this report on its operations when considering its revenue sources and potential future liquidity needs.  Management is actively monitoring the situation and the impact to the Company’s operations.  As the pandemic continues, should liquidity conditions worsen in the short-term, management will work with its financial institutions to assist with liquidity needs.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

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

Investments

Fixed maturity securities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported in accumulated other comprehensive income (loss).  The amortized cost of fixed maturity securities available-for-sale is generally adjusted for amortization of premium and accretion of discount.

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

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios below 90%. Mortgage loans are carried at current book value.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market instruments.

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $135,177 of DAC deferred for the three months ended March 31, 2020 and $25,371 of DAC amortized for the three months ended March 31, 2020.  There was $91,949 of DAC deferred for the three months ended March 31, 2019 and $21,009 of DAC amortized for the three months ended March 31, 2019.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. The deferred SIC asset was $953,361 and $770,177 at March 31, 2020 and December 31, 2019, respectively.  For the three months ended March 31, 2020 there was $230,124 of SIC deferred and $46,940 of SIC amortized. There was $126,159 of SIC deferred and $4,849 of SIC amortized for the three months ended March 31, 2019.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Uncollectible amounts are reported in the results of operations in the year the determination is made.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months.  The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $227,607 as of March 31, 2020 compared to $248,298 as of December 31, 2019.

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and EDP equipment is recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to seven years.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.54% to 5.00%.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

Federal Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined using tax bases. The Company has a valuation allowance to fully offset the net deferred tax asset.

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,764,587 and 14,841,764 for the three months ended March 31, 2020 and 2019, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (“FTFC”) where FTFC will use its resources to source mortgages on real estate and lottery bonds.  FTFC will present to the Company investments based on criteria the Company has established.  The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment.  All mortgages and lottery bonds that were purchased by the Company in 2020 and 2019 were obtained through this agreement. The Chairman of the Company is also the Chairman, President and Chief Executive Officer of FTFC.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other” (“ASU 2017-04”).  ASU 2017-04 amends and simplifies current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company adopted ASU 2017-04 as of January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”).  ASU 2017-08 revises the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The Company adopted ASU 2017-08 as of January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income from the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-02 as of January 1, 2019. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”). This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities may early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of March 31, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$8,780,402	$350,962	$503,513	$8,627,851
Total fixed maturity securities	$8,780,402	$350,962	$503,513	$8,627,851

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,673,671	$456,779	$40,990	$8,089,460
Total fixed maturity securities	$7,673,671	$456,779	$40,990	$8,089,460

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2020 and December 31, 2019 are summarized as follows:

		Unrealized	Number of
March 31, 2020 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$2,716,460	$424,330	26

Greater than 12 months
Corporate bonds	21,750	79,183	1
Total fixed maturity securities	$2,738,210	$503,513	27

		Unrealized	Number of
December 31, 2019	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$602,772	$8,050	5

Greater than 12 months
Corporate bonds	366,310	32,940	3
Total fixed maturity securities	$969,082	$40,990	8

As of March 31, 2020, the twenty-six fixed maturity securities in a less than 12-month loss position had a fair value to amortized cost ratio of 86%.  The fixed maturity security in a loss position greater than 12-months had a fair value to amortized cost ratio of 21.5% as of March 31, 2020.  Two securities with a par value of $250,000 were below investment grade as rated by Standard and Poor’s as of March 31, 2020 and December 31, 2019. As of December 31, 2019, seven of the eight fixed maturity securities in a loss position had a fair value to amortized cost ratio greater than 97%.  The one fixed security that was below 97% at December 31, 2019 was at 72%. The five securities in a less than 12-month loss position had an average fair value to amortized cost ratio of over 98%. The two of the three securities in a loss position greater than 12-months had a fair value to amortized cost ratio of over 98% of December 31, 2019.  The remaining security mentioned just above had a fair value to amortized cost ratio of over 72%.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2020 and the year ended December 31, 2019.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2020, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment. These unrealized losses were primarily due to the Coronavirus pandemic impact on the bond market as of March 31, 2020.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	March 31, 2020	December 31, 2019
Unrealized appreciation (depreciation) on available-for-sale securities	$(152,551)	$415,789
Adjustment to deferred acquisition costs	395	(1,009)
Deferred taxes	-	(87,104)
Net unrealized appreciation (depreciation) on available-for-sale securities	$(152,156)	$327,676

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2020, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$3,217,659	$3,124,870
Due after five years through ten years	3,287,659	3,303,769
Due after ten years	2,275,084	2,199,212
Total fixed maturity securities	$8,780,402	$8,627,851

The amortized cost and fair value of other long-term investments as of March 31, 2020, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$669,776	$690,072
Due after one year through five years	1,786,873	2,040,303
Due after five years through ten years	359,954	480,552
Due after ten years	22,715	36,784
Total other long-term investments	$2,839,318	$3,247,711

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2.          Investments (continued)

Other long-term investments by geographic distribution:

	March 31, 2020%		December 31, 2019%
California	$291,056	10.3%	$137,888	7.0%
Indiana	193,358	6.8	209,829	10.7
Massachusetts	1,008,952	35.6	408,037	20.8
New York	662,491	23.3	692,016	35.2
Ohio	165,047	5.8	161,073	8.2
Oregon	142,700	5.0	140,304	7.1
Pennsylvania	375,714	13.2	217,200	11.0
Total	$2,839,318	100.0%	$1,966,347	100.0%

Mortgage Loan on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s mortgage loans on real estate by credit quality using this ratio as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Over 90%	$-	$96,480
80% to 90%	95,978	145,388
70% to 80%	329,254	184,168
60% to 70%	1,163,598	1,548,486
50% to 60%	723,699	824,354
40% to 50%	152,177	109,665
Total	$2,464,706	$2,908,541

Mortgage loans by geographic distribution:

State	March 31, 2020%		December 31, 2019%
Alabama	$145,304	5.9%	$145,389	5.0%
Florida	-	-	228,529	7.9
Illinois	582,424	23.6	782,437	26.9
Indiana	52,722	2.1	53,808	1.9
Missouri	54,622	2.2	55,857	1.9
Tennessee	769,981	31.3	780,840	26.8
Texas	714,174	29.0	715,931	24.6
Wisconsin	145,479	5.9	145,750	5.0
Total	$2,464,706	100.0%	$2,908,541	100.0%

There were 9 loans with a remaining principal balance of $793,819 that were 90 days or more past due and still accruing interest as of March 31, 2020. There were 8 loans with a remaining principal balance of $698,090 that were 90 days or more past due and still accruing interest as of December 31, 2019.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2.          Investments (continued)

Major categories of net investment income for the three months ended March 31, 2020 and 2019 are summarized as follows:

	For the Three Months Ended March 31,
	2020	2019

Fixed maturity securities	$82,929	$74,547
Other long-term assets	54,962	12,075
Mortgage loans	46,856	25,427
Short-term and other investments	38,433	32,577
Gross investment income	223,180	144,626
Investment expenses	(6,204)	(8,055)
Net investment income	$216,976	$136,571

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

March 31, 2020

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized as follows:

March 31, 2020 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$8,627,851	$-	$8,627,851
Total fixed maturity securities	$-	$8,627,851	$-	$8,627,851

December 31, 2019	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$8,089,460	$-	$8,089,460
Total fixed maturity securities	$-	$8,089,460	$-	$8,089,460

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service.  The third-party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources.  Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third-party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing.  As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy.  The Company’s Level 2 investments includes U.S. Government and agency mortgage-backed debt securities and corporate debt securities.

The Company’s fixed maturity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

3.          Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2020 and December 31, 2019 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2020 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,845,572	$17,845,572	$17,845,572	$-	$-
Mortgages on real estate	2,464,706	2,570,283	-	-	2,570,283
Other long-term investments	2,839,318	3,247,711	-	-	3,247,711
Accrued investment income	139,581	139,581	-	-	139,581
Advances and notes receivable	176,821	176,821	-	-	176,821
Total financial assets	$23,465,998	$23,979,968	$17,845,572	$-	$6,134,396

Financial liabilities
Policyholders’ account balances	$23,497,676	$21,787,008	$-	$-	$21,787,008
Policy claims	62,114	62,114	-	-	62,114
Total financial liabilities	$23,559,790	$21,849,122	$-	$-	$21,849,122

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$15,208,477	$15,208,477	$15,208,477	$-	$-
Mortgages on real estate	2,908,541	2,851,527	-	-	2,851,527
Other long-term investments	1,966,347	2,290,552	-	-	2,290,552
Accrued investment income	111,889	111,889	-	-	111,889
Advances and notes receivable	134,560	134,560	-	-	134,560
Total financial assets	$20,329,814	$20,597,005	$15,208,477	$-	$5,388,528

Financial liabilities
Policyholders’ account balances	$18,440,872	$15,893,600	$-	$-	$15,893,600
Policy claims	59,693	59,693	-	-	59,693
Total financial liabilities	$18,500,565	$15,953,293	$-	$-	$15,953,293

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

March 31, 2020

(Unaudited)

3.          Fair Value Measurements (continued)

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

Mortgages on Real Estate

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios below 90%. The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

4.          Income Taxes (continued)

The Company has net operating loss carryforwards of approximately $3.6 million expiring in 2032 through 2037. The company also has $598,288 of loss carryforwards from 2018 through 2020 that will not expire.  A valuation allowance of $878,868 has been established for net operating losses arising from 2012 through 2020 since the Company has not demonstrated the ability to generate taxable income.  As of March 31, 2020, TRLIC has $2,571,936 in operating loss carryforwards that have originated since 2016. In accordance with the Tax Cuts and Jobs Act of 2017, $588,407 of the operating loss carryforwards were generated prior to January 1, 2018 and will expire in 2031 and 2032.  Additionally, TRLIC has loss carryforwards of $1,983,529 from 2018 through 2020 which will not expire.   TRLIC’s operating loss carryforwards have a valuation allowance of $540,107 against it at March 31, 2020, as TRLIC has not yet demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

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

5.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $911,571 as of March 31, 2020.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6.         Stock Incentive Plan

The Company’s Agent Stock Incentive Plan (“ASIP”) was approved in August 2018 by the Texas State Securities Board.  The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products.  Calculation of awards at December 31, 2019 were based on production for the period of January through December 2019.  The ASIP will issue 4,120 shares awarded on 2019 production. The ASIP issued 1,490 shares in 2019 based on 2018 production. Also, in 2019 the Company issued 10,000 shares as part of an employment agreement.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of March 31, 2020 are as follows:

2020 (remaining)	$68,993
2021	93,593
2022	95,006
Total operating lease payments, undiscounted	$257,592
Less: interest	(29,985)
Lease liability, at present value	$227,607

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

We are a financial services holding company and have incurred significant net losses since our inception. As of March 31, 2020, we had an accumulated deficit of $7,890,914. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums and investment income which are sufficient to cover our operating costs.

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

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios below 90%. Mortgage loans are carried at current book value. The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

Deferred Sales Inducement Costs

Sales inducement costs (SIC) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis.  The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.54% to 5.00%.

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

Results of Operations – Three Months Ended March 31, 2020 and 2019

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities, mortgage loans and other long-term assets.  Revenue included $119,145 from sales of life insurance for the three months ended March 31, 2020 compared to $118,392 from sales of life insurance for the three months ended March 31, 2019. The Company also accepted annuity deposits of $4,667,563 in the three months ended March 31, 2020 compared to $2,567,302 in the three months ended March 31, 2019. Annuity deposits will generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $216,976 for the three months ending March 31, 2020 compared to $136,571 for the three months ended March 31, 2019.  The Company continues to invest in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts. Total revenues were $344,374 for the three months ended March 31, 2020, an increase of $85,878 from $258,496 for the three months ended March 31, 2019.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $997,623 for the three months ended March 31, 2020, an increase of $362,209 from $635,414 for three months ended March 31, 2019.

Total Benefits and Claims – The increase to policyholder benefits and claims of $177,336 for the three months ended March 31, 2020 is primarily due to the increase in interest credited to policyholders of $180,119.

Commissions – Commission expense increased $71,807 for the three months ended March 31, 2020.  The increase is consistent with the increased annuity sales which were $2,100,261 higher than the three months ended March 31, 2019.

Salaries and Wages – Salary expense increased $92,544 for the three months ended March 31, 2020. The increase is due to the addition of staff in the last quarter of 2019. Additionally, increases to existing salaries added to the variance.

Net Loss

The net loss was $653,249, or $(0.04) per common share issued and outstanding for the three months ended March 31, 2020 compared to a net loss of $376,918, or $(0.03) per share, for the three months ended March 31, 2019.  The increase in the net loss for the three months ending March 31, 2020, was primarily attributable to the increase in expenses described above. We expect our losses to continue in the near future as we incur increased costs to grow our life insurance business.  The weighted average common shares outstanding were 14,764,587 and 14,841,764 for the three months ended March 31, 2020 and 2019, respectively.

Financial Position – As of March 31, 2020 and December 31, 2019

Total assets of the Company increased from $30,285,566 as of December 31, 2019 to $34,296,159 as of March 31, 2020, an increase of $4,010,593.

Cash increased $2,637,095 due to $4,667,563 in annuity sales during the three months ended March 31, 2020. We are investing to maximize yields to support the insurance operations. Annuity sales in 2019 and the first three months of 2020 significantly outpaced our ability to secure quality investments. All non-operating cash is held in interest bearing accounts.

The Company did invest some annuity deposits in fixed maturity securities and other assets (lottery bonds).  The increase in lottery bonds of $872,971 are directly related to annuity deposits in Texas Republic Life Insurance Company.  The increase of $538,391 in fixed maturity securities was due to purchases of $1,108,806 but somewhat offset by unrealized losses of $568,340.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $5,221,226 at March 31, 2020 compared to December 31, 2019.  The increase is directly related to the increase of annuity deposits and to a lesser extent the increase of inforce life insurance.

Total shareholders’ equity of the Company decreased from $10,672,815 as of December 31, 2019 to $9,539,734 as of March 31, 2020.  The decrease is mainly due to the net loss from operations of $653,249 and the change in unrealized losses on fixed income securities of $568,340.

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

We had cash and cash equivalents totaling $17,845,572 and $15,208,477 as of March 31, 2020 and December 31, 2019, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $911,571 and $2,312,416 as of March 31, 2020 and December 31, 2019 respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of TRLIC and TRLS may require additional capital as they continue to grow.  As discussed above, the Company capitalized TRLIC with $3,000,000 cash during the third quarter of 2016 and capitalized TRLS with $50,000 during the second quarter of 2018.  During 2018 TRCC made capital contributions of $2,000,000 and $750,000 to TRLIC.  During the second quarter of 2019 the Company made an additional capital contribution to TRLIC of mortgage loans valued at $857,133.  During the third quarter of 2019 the Company made an additional capital contribution of $1,300,000 in cash to TRLIC bringing the total capitalization of TRLIC to $7,907,133. During 2018 TRCC made a capital contribution of $100,000 to TRLS bringing the total capitalization of TRLS to $150,000.

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

•	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;
•	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
•	investment losses and defaults;
•	competition in our product lines;
•	attraction and retention of qualified employees and agents;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	the availability, affordability and adequacy of reinsurance protection;
•	the effects of emerging claim and coverage issues;
•	the cyclical nature of the insurance business;
•	interest rate fluctuations;
•	changes in our experiences related to deferred policy acquisition costs;
•	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;
•	rating agencies’ actions;
•	domestic or international military actions;
•	the effects of extensive government regulation of the insurance industry;
•	changes in tax and securities law;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
•	regulatory or legislative changes or developments;
•	the effects of unanticipated events on our disaster recovery and business continuity planning;
•	failures or limitations of our computer, data security and administration systems;
•	risks of employee error or misconduct;
•	the introduction of alternative healthcare solutions;
•	the assimilation of life insurance businesses we acquire and the sound management of these businesses; and
•	the availability of capital to expand our business and
•	Coronavirus Disease impact on the economic environment

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Through March 31, 2020 the Company paid $133,210 for 114,000 shares of the Company’s common stock (treasury stock).  Subsequently, 11,490 shares have been redistributed to agents under our stock incentive plan.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

June 24, 2020	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

June 24, 2020	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer