Form 10-Q
period 2020-06-30
Texas Republic Capital Corp
filed 2020-10-15
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of September 27, 2020: 14,768,707 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2020

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Available-for-sale fixed maturity securities at fair value (Amortized cost: $8,880,204 and $7,673,671 as of June 30, 2020 and December 31, 2019, respectively)	$9,518,546	$8,089,460
Mortgage loans	6,494,604	2,908,541
Other long-term investments	2,732,088	1,966,347
Total investments	18,745,238	12,964,348
Cash and cash equivalents	14,328,486	15,208,477
Accrued investment income	140,478	111,889
Due premium	35,710	5,075
Deferred policy acquisition costs	834,959	668,454
Deferred sales inducement costs	947,420	770,177
Advances and notes receivable	102,244	134,560
Leased property - right to use	206,915	248,298
Federal and state income taxes recoverable	146,095	71,839
Security deposit	7,109	7,109
Prepaid and other assets	200,698	68,500
Furniture and equipment, net	31,997	26,840
Total assets	$35,727,349	$30,285,566

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$24,980,309	$18,440,872
Future policy benefits	579,415	516,870
Policy claims and other benefits	65,285	59,693
Liability for deposit-type contracts	10,751	14,870
Other policyholder liabilities	10,000	160,000
Total policy liabilities	25,645,760	19,192,305
Lease liability	206,915	248,298
Deferred taxes	134,052	87,104
Accounts payable	99,497	85,044
Total liabilities	26,086,224	19,612,751

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of June 30, 2020 and December 31, 2019, 14,768,707 and 14,764,587 outstanding as of June 30, 2020 and December 31, 2019, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (98,390 and 102,510 shares as of June 30, 2020 and December 31, 2019, respectively)	(96,600)	(104,485)
Accumulated other comprehensive income	504,290	327,676
Accumulated deficit	(8,453,854)	(7,237,665)
Total shareholders’ equity	9,641,125	10,672,815
Total liabilities and shareholders’ equity	$35,727,349	$30,285,566

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Premiums and other considerations	$145,770	$132,530	$264,915	$250,922
Net investment income	117,530	173,647	334,506	310,218
Commission income	203,252	79,323	211,505	82,856
Total revenues	466,552	385,500	810,926	643,996
Benefits, claims and expenses
Increase in future policy benefits	6,168	65,429	62,552	124,778
Death and other benefits	3,171	5,947	5,592	8,186
Interest credited to policyholders	278,149	65,501	484,300	91,533
Total benefits and claims	287,488	136,877	552,444	224,497
Policy acquisition costs deferred	(80,187)	(97,859)	(215,364)	(189,808)
Policy acquisition costs amortized	24,497	17,507	49,868	38,516
Commissions	100,340	109,260	271,426	208,539
Salaries and wages	352,702	354,671	703,106	612,531
Employee benefits	40,546	25,435	83,634	48,526
Taxes, licenses, and fees	22,109	36,958	53,079	61,308
Office rent	15,941	26,309	38,700	46,795
Director fees	2,000	9,500	8,000	23,750
Third-party administration fees	103,870	50,805	173,574	95,114
Service and transfer agent fees	540	11,187	15,704	21,014
Travel, meals, and entertainment	4,204	22,741	15,655	48,121
Professional fees	47,258	68,370	102,349	111,988
Furniture, equipment, and software	38,035	13,457	44,319	22,348
Bad debt expense	59,000	-	59,000	-
Office and other expenses	11,149	19,959	71,621	67,352
Total benefits, claims and expenses	1,029,492	805,177	2,027,115	1,440,591

Net loss	$(562,940)	$(419,677)	$(1,216,189)	$(796,595)

Net loss per common share outstanding	$(0.04)	$(0.03)	$(0.08)	$(0.05)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(562,940)	$(419,677)	$(1,216,189)	$(796,595)
Other comprehensive income
Total net unrealized gains arising during the period	790,893	242,067	222,553	520,618
Adjustment to deferred acquisition costs	(395)	(398)	1,009	(1,081)
Deferred taxes	(134,052)	(29,890)	(46,948)	(34,848)
Total other comprehensive income	656,446	211,779	176,614	484,689
Total comprehensive income (loss)	$93,506	$(207,898)	$(1,039,575)	$(311,906)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2019	$148,671	$17,538,618	$(50,000)	$(162,781)	$(5,445,635)	$12,028,873
Purchase of treasury stock	-	-	(59,900)	-	-	(59,900)
Treasury shares issued	-	-	28,725	-	-	28,725
Other comprehensive income	-	-	-	484,689	-	484,689
Net loss	-	-	-	-	(796,595)	(796,595)
Balance as of June 30, 2019	$148,671	$17,538,618	$(81,175)	$321,908	$(6,242,230)	$11,685,792

Balance as of January 1, 2020	$148,671	$17,538,618	$(104,485)	$327,676	$(7,237,665)	$10,672,815
Treasury shares issued	-	-	7,885	-	-	7,885
Other comprehensive income	-	-	-	176,614	-	176,614
Net loss	-	-	-	-	(1,216,189)	(1,216,189)
Balance as of June 30, 2020	$148,671	$17,538,618	$(96,600)	$504,290	$(8,453,854)	$9,641,125

Three Months Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of April 1, 2019	$148,671	$17,538,618	$(100,000)	$110,129	$(5,822,553)	$11,874,865
Purchase of treasury stock	-	-	(9,900)	-	-	(9,900)
Treasury shares issued	-	-	28,725	-	-	28,725
Other comprehensive income	-	-		211,779	-	211,779
Net loss	-	-	-	-	(419,677)	(419,677)
Balance as of June 30, 2019	$148,671	$17,538,618	$(81,175)	$321,908	$(6,242,230)	$11,685,792

Balance as of April 1, 2020	$148,671	$17,538,618	$(104,485)	$(152,156)	$(7,890,914)	$9,539,734
Treasury shares issued	-	-	7,885	-	-	7,885
Other comprehensive income	-	-	-	656,446	-	656,446
Net loss	-	-	-	-	(562,940)	(562,940)
Balance as of June 30, 2020	$148,671	$17,538,618	$(96,600)	$504,290	$(8,453,854)	$9,641,125

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Operating activities
Net loss	$(1,216,189)	$(796,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(93,111)	(36,727)
Provision for depreciation	6,653	6,102
Policy acquisition costs deferred	(215,364)	(189,808)
Policy acquisition costs amortized	49,868	38,516
Mortgage loan origination fees deferred	(84,899)	-
Amortization of mortgage loan origination fees	9,889	901
Mortgage loan allowance	32,636	-
Interest credited to policyholders	484,300	91,533
Bad debt expense	59,000	-
Non-cash salary expense	7,885	28,725
Change in assets and liabilities:
Accrued investment income	(28,589)	(10,067)
Due premium	(30,635)	(19,725)
Advances and notes receivable	(26,684)	(58,221)
Federal and state income taxes recoverable	(74,256)	(71,839)
Prepaid and other assets	(132,198)	35,792
Future policy benefits	62,545	124,878
Policy claims	5,592	8,186
Other policy liabilities	(150,000)	361,620
Accounts payable	14,453	(94,482)
Net cash used in operating activities	(1,319,104)	(581,211)

Investing activities
Purchase of furniture and equipment	(11,810)	(5,033)
Purchase of fixed maturity securities	(1,209,774)	(202,726)
Sales of fixed maturity securities	-	97,225
Purchase of mortgage loans	(3,998,794)	-
Payments on mortgage loans	455,105	25,378
Purchase of other long-term investments	(948,524)	(882,371)
Payments on other long-term investments	279,135	80,366
Net cash used in investing activities	(5,434,662)	(887,161)

Financing activities
Purchase of treasury stock	-	(59,900)
Policyholder deposits	5,884,571	5,668,879
Policyholder withdrawals	(5,671)	(65,590)
Deposit-type contracts - deposits	-	-
Deposit-type contracts - withdrawals	(5,125)	(5,125)
Net cash provided by financing activities	5,873,775	5,538,264

Increase (decrease) in cash and cash equivalents	(879,991)	4,069,892
Cash and cash equivalents, beginning of period	15,208,477	6,511,652
Cash and cash equivalents, end of period	$14,328,486	$10,581,544

Supplemental disclosure of non-cash financing activities

Treasury stock issued as compensation	$7,885	$28,725

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2019.

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

June 30, 2020

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

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios below 90%. Mortgage loans are carried at current book value. A mortgage loan allowance has been established for possible loan losses using an industry approach.

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

June 30, 2020

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $215,364 of DAC deferred for the six months ended June 30, 2020 and $49,868 of DAC amortized for the six months ended June 30, 2020.  For the three months ended June 30, 2020 there was $80,187 of DAC deferred and $24,497 of DAC amortized. There was $189,808 of DAC deferred for the six months ended June 30, 2019 and $38,516 of DAC amortized for the six months ended June 30, 2019.  For the three months ended June 30, 2019 there was $97,859 of DAC deferred and $17,507 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $295,589 of SIC deferred for the six months ended June 30, 2020 and $118,346 of SIC amortized for the six months ended June 30, 2020.  For the three months ended June 30, 2020 there was $65,465 of SIC deferred and $71,406 of SIC amortized. There was $278,157 of SIC deferred for the six months ended June 30, 2019 and $14,469 of SIC amortized for the six months ended June 30, 2019.  For the three months ended June 30, 2019 there was $151,998 of SIC deferred and $9,620 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management has set up an allowance for uncollectable amounts as of June 30, 2020. The allowance of $59,000 is based on specific amounts due and will be reviewed quarterly. Uncollectible amounts are applied to the allowance as they are deemed to be uncollectable.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months.  The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $206,915 as of June 30, 2020 compared to $248,298 as of December 31, 2019.

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and EDP equipment is recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to seven years.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.20% to 5.00%.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,766,304 and 14,821,550 for the six months ended June 30, 2020 and 2019, respectively. The weighted average common shares outstanding were 14,768,020 and 14,801,335 for the three months ended June 30, 2020 and 2019, respectively.

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

June 30, 2020

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

June 30, 2020

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2020 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$8,880,204	$849,410	$211,068	$9,518,546
Total fixed maturity securities	$8,880,204	$849,410	$211,068	$9,518,546

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,673,671	$456,779	$40,990	$8,089,460
Total fixed maturity securities	$7,673,671	$456,779	$40,990	$8,089,460

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2020 and December 31, 2019 are summarized as follows:

		Unrealized	Number of
June 30, 2020 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,334,582	$121,247	11

Greater than 12 months
Corporate bonds	11,000	89,821	1
Total fixed maturity securities	$1,345,582	211,068	12

		Unrealized	Number of
December 31, 2019	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$602,772	$8,050	5

Greater than 12 months
Corporate bonds	366,310	32,940	3
Total fixed maturity securities	$969,082	$40,990	8

As of June 30, 2020, the eleven fixed maturity securities in a less than 12-month loss position had a fair value to amortized cost ratio of 91.7%.  The fixed maturity security in a loss position greater than 12-months had a fair value to amortized cost ratio of 11% as of June 30, 2020.  Three securities with a par value of $400,000 were below investment grade as rated by Standard and Poor’s as of June 30, 2020. Two securities with a par value of $250,000 were below investment grade as rated by Standard and Poor’s as of December 31, 2019. As of December 31, 2019, seven of the eight fixed maturity securities in a loss position had a fair value to amortized cost ratio greater than 97%.  The one fixed security that was below 97% on December 31, 2019 was at 72%. The five securities in a less than 12-month loss position had an average fair value to amortized cost ratio of over 98%. The two of the three securities in a loss position greater than 12-months had a fair value to amortized cost ratio of over 98% of December 31, 2019.  The remaining security mentioned just above had a fair value to amortized cost ratio of over 72%.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2020 and the year ended December 31, 2019.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2020, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2020	December 31, 2019
Unrealized appreciation (depreciation) on available-for-sale securities	$638,342	$415,789
Adjustment to deferred acquisition costs	-	(1,009)
Deferred taxes	(134,052)	(87,104)
Net unrealized appreciation (depreciation) on available-for-sale securities	$504,290	$327,676

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2020, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$3,417,554	$3,514,268
Due after five years through ten years	3,087,989	3,374,051
Due after ten years	2,374,661	2,630,227
Total fixed maturity securities	$8,880,204	$9,518,546

The amortized cost and fair value of other long-term investments as of June 30, 2020, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$627,266	$651,714
Due after one year through five years	1,715,329	1,982,817
Due after five years through ten years	366,377	500,002
Due after ten years	23,116	38,792
Total other long-term investments	$2,732,088	$3,173,325

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

2.          Investments (continued)

Other long-term investments by geographic distribution:

	(unaudited)
	June 30, 2020%		December 31, 2019%
California	$243,688	8.9%	$137,888	7.0%
Georgia	63,202	2.3	-	0.0
Indiana	196,457	7.2	209,829	10.7
Massachusetts	814,428	29.8	408,037	20.8
New York	567,140	20.8	692,016	35.2
Ohio	169,953	6.2	161,073	8.2
Oregon	337,419	12.4	140,304	7.1
Pennsylvania	339,801	12.4	217,200	11.0
Total	$2,732,088	100.0%	$1,966,347	100.0%

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties.  The Company’s mortgage loans on real estate by credit quality using this ratio as of June 30, 2020 and December 31, 2019 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) June 30, 2020	December 31, 2019
Over 90%	$95,315	$96,480
80% to 90%	525,209	145,388
70% to 80%	2,707,135	184,168
60% to 70%	2,040,273	1,548,486
50% to 60%	849,847	824,354
40% to 50%	276,825	109,665
Total	$6,494,604	$2,908,541

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

2.          Investments (continued)

Mortgage loans by geographic distribution:

State	(unaudited) June 30, 2020%		December 31, 2019%
Alabama	$144,677	2.2%	$145,389	5.0%
California	189,288	2.9	-	0.0
Colorado	204,230	3.1	-	0.0
Connecticut	223,897	3.5	-	0.0
Florida	78,069	1.2	228,529	7.9
Georgia	144,340	2.2	-	0.0
Illinois	578,616	8.9	782,437	26.9
Indiana	104,627	1.6	53,808	1.9
Kentucky	111,518	1.7	-	0.0
Louisiana	100,481	1.5	-	0.0
Maryland	175,211	2.7	-	0.0
Michigan	110,315	1.7	-	0.0
Missouri	327,958	5.1	55,857	1.9
New Hampshire	162,176	2.5	-	0.0
South Carolina	30,493	0.5	-	0.0
Tennessee	756,739	11.7	780,840	26.8
Texas	2,497,482	38.5	715,931	24.6
Utah	331,590	5.1	-	0.0
Virginia	78,352	1.2	-	0.0
Wisconsin	144,545	2.2	145,750	5.0
Total	$6,494,604	100.0%	$2,908,541	100.0%

There were 5 loans with a remaining principal balance of $385,601 that were 90 days or more past due and still accruing interest as of June 30, 2020. There were 8 loans with a remaining principal balance of $698,090 that were 90 days or more past due and still accruing interest as of December 31, 2019. The Company has a mortgage loan allowance of $32,636 as of June 30, 2020. There was no loan allowance established at December 31, 2019.

Major categories of net investment income for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Fixed maturity securities	$62,759	$75,126	$145,688	$149,673
Other long-term assets	32,577	28,789	87,539	40,864
Mortgage loans	65,972	28,140	112,828	53,567
Short-term and other investments	7,588	45,528	46,021	78,105
Gross investment income	168,896	177,583	392,076	322,209
Investment expenses	(51,366)	(3,936)	(57,570)	(11,991)
Net investment income	$117,530	$173,647	$334,506	$310,218

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized as follows:

June 30, 2020 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$9,518,546	$-	$9,518,546
Total fixed maturity securities	$-	$9,518,546	$-	$9,518,546

December 31, 2019	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$8,089,460	$-	$8,089,460
Total fixed maturity securities	$-	$8,089,460	$-	$8,089,460

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service.  The third-party investment service provides quoted prices in the market which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2020 and December 31, 2019 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2020 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,328,486	$14,328,486	$14,328,486	$-	$-
Mortgages on real estate	6,494,604	6,638,889	-	-	6,638,889
Other long-term investments	2,732,088	3,173,325	-	-	3,173,325
Accrued investment income	140,478	140,478	-	-	140,478
Advances and notes receivable	102,244	102,244	-	-	102,244
Total financial assets	$23,797,900	$24,383,422	$14,328,486	$-	$10,054,936

Financial liabilities
Policyholders’ account balances	$24,980,309	$23,657,974	$-	$-	$23,657,974
Policy claims	65,285	65,285	-	-	65,285
Total financial liabilities	$25,045,594	$23,723,259	$-	$-	$23,723,259

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$15,208,477	$15,208,477	$15,208,477	$-	$-
Mortgages on real estate	2,908,541	2,851,527	-	-	2,851,527
Other long-term investments	1,966,347	2,290,552	-	-	2,290,552
Accrued investment income	111,889	111,889	-	-	111,889
Advances and notes receivable	134,560	134,560	-	-	134,560
Total financial assets	$20,329,814	$20,597,005	$15,208,477	$-	$5,388,528

Financial liabilities
Policyholders’ account balances	$18,440,872	$15,893,600	$-	$-	$15,893,600
Policy claims	59,693	59,693	-	-	59,693
Total financial liabilities	$18,500,565	$15,953,293	$-	$-	$15,953,293

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

4.          Income Taxes (continued)

The Company has net operating loss carryforwards of approximately $3.6 million expiring in 2032 through 2037. The company also has $568,907 of loss carryforwards from 2018 through 2020 that will not expire.  A valuation allowance of $872,698 has been established for net operating losses arising from 2012 through 2020 since the Company has not demonstrated the ability to generate taxable income.  As of June 30, 2020, TRLIC has $2,692,680 in operating loss carryforwards that have originated since 2016. In accordance with the Tax Cuts and Jobs Act of 2017, $588,407 of the operating loss carryforwards were generated prior to January 1, 2018 and will expire in 2031 and 2032.  Additionally, TRLIC has loss carryforwards of $2,104,273 from 2018 through 2020 which will not expire.   TRLIC’s operating loss carryforwards have a valuation allowance of $565,463 against it on June 30, 2020, as TRLIC has not yet demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

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

5.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $2,074,837 as of June 30, 2020.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6.         Stock Incentive Plan

The Company’s Agent Stock Incentive Plan (“ASIP”) was approved in August 2018 by the Texas State Securities Board.  The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products.  Calculation of awards on December 31, 2019 were based on production for the period of January through December 2019.  The ASIP issued 4,120 shares in 2020 based on 2019 production. The ASIP issued 1,490 shares in 2019 based on 2018 production. Also, in 2019 the Company issued 10,000 shares as part of an employment agreement.

7.          Lease Commitment

The Company rents office space for certain administrative operations under an agreement that expires in 2022. The lease includes an option to extend or renew the lease term. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. The exercise of the renewal option is at the Company's discretion; at this time there is uncertainty as to the Company exercising its renewal option, so the option is not included in the determination of the present value calculation. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of June 30, 2020 are as follows:

2020 (remaining)	$46,089
2021	93,593
2022	95,006
Total operating lease payments, undiscounted	$234,688
Less: interest	(27,773)
Lease liability, at present value	$206,915

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

We are a financial services holding company and have incurred significant net losses since our inception. As of June 30, 2020, we had an accumulated deficit of $8,453,854. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums and investment income which are sufficient to cover our operating costs.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.20% to 5.00%.

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

Results of Operations – Three and Six Months Ended June 30, 2020 and 2019

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities, mortgage loans and other long-term assets. Revenue included $264,915 from the sale of life insurance for the six months ended June 30, 2020 and $250,922 for the six months ended June 30, 2019.  For the three months ended June 30, the sale of life insurance generated revenue of $145,770 in 2020 and $132,530 in 2019. The Company also accepted annuity deposits of $5,884,412 in the six months ended June 30, 2020 compared to annuity deposits of $5,668,879 for the six months ended June 30, 2019. For the three months ending June 30, 2020 the Company accepted annuity deposits of $1,216,849. For the three months ending June 30, 2019 the Company accepted annuity deposits of $3,101,577. Annuity deposits generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $358,623 for the six months ended June 30, 2020, an increase of $48,405 from $310,218 for the six months ended June 30, 2019.  The Company established a mortgage allowance of $32,636 for the first time as of June 30, 2020 which directly reduced net investment income. For the three months ended June 30, 2020 investment income of $141,647 decreased $32,000 compared to the $173,647 for the three months ended June 30, 2019. The reduction was primarily caused by the mortgage allowance mentioned above. Additionally, the decrease in crediting rates on cash on deposit and in money market accounts during the three and six months ended June 30, 2020 adversely effected net investment income. During 2020 the Company invested in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $2,027,115 for the six months ended June 30, 2020, an increase of $586,524 from $1,440,591 for the six months ended June 30, 2019. Expenses were $1,029,492 for the three months ended June 30, 2020, an increase of $224,315 from $805,177 for three months ended June 30, 2019.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense $327,947 for the six months ended June 30, 2020. Expenses were $552,444 and $224,497 for the six months ended June 30, 2020 and 2019, respectively.  For the three months ended June 30, 2020 and 2019 total benefit and claim expenses were $287,488 and $136,877, respectively. The increase is primarily due to the interest credited to policyholders of $484,300 and $278,149 for the six months and three months ended June 30, 2020.

Commissions – Commission expense increased $62,887 for the six months ended June 30, 2020.  The increase is consistent with the increased insurance sales at higher commissioned products than the six months ended June 30, 2019. Commission expense decreased $8,920 for the three months ended June 30, 2020 compared to 2019. The decrease was due to sales made by salaried agents who are not paid commissions.

Salaries and Wages – Salary expense increased $90,575 for the six months ended June 30, 2020 compared to June 30, 2019. For the three months ended June 30, 2020 salary expense decreased $1,969 compared to the three months ended June 30, 2019. The increase is due to the addition of staff in the first quarter of 2020 and the addition of salaried sales agents in the fourth quarter 2019.  Additionally, increases to existing salaries added to the variance.

Net Loss

The net loss was $1,216,189, or $(0.08) per common share issued and outstanding for the six months ended June 30, 2020 compared to a net loss of $796,595, or $(0.05) per share, for the six months ended June 30, 2019.  For the three months ending June 30, the net loss was $562,940 or $(0.04) per share in 2020 and $419,677 or $(0.03) per share in 2019. The increase in the net loss for the three- and six-months ending June 30, 2020, was primarily attributable to the increase in expenses described previously. We expect our losses to continue in the near term as we incur increased costs to grow our life insurance business.  The weighted average common shares outstanding were 14,766,304 and 14,821,550 for the six months ended June 30, 2020 and 2019, respectively. The weighted average common shares outstanding were 14,768,020 and 14,801,335 for the three months ended June 30, 2020 and 2019, respectively.

Financial Position – As of June 30, 2020 and December 31, 2019

Total assets of the Company increased from $30,285,566 as of December 31, 2019 to $35,727,349 as of June 30, 2020, an increase of $5,441,783 or 18.0%.

Cash decreased $879,991 due to slowing down of annuity sales in the second quarter and investing in mortgages and lotteries. We are investing to maximize yields to support the insurance operations. All non-operating cash is held in interest bearing accounts.

The Company did invest some annuity deposits in mortgages, fixed maturity securities and other assets (lottery bonds).  Mortgages increased $3,586,063 or 123% over December 31, 2019. The increase in lottery bonds of $765,741 are directly related to annuity deposits in Texas Republic Life Insurance Company. The increase of $1,429,086 in fixed maturity securities was due to purchases as well as unrealized gains on existing securities.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $6,453,455 on June 30, 2020 compared to December 31, 2019.  The increase is directly related to the increase of the liability for annuity deposits and inforce life insurance reserves.

Total shareholders’ equity of the Company decreased from $10,672,815 as of December 31, 2019 to $9,641,125 as of June 30, 2020.  The decrease is mainly due to the net loss from operations of $1,216,189.  Somewhat offsetting the net loss was a favorable change unrealized gains on fixed income securities increasing equity by $222,553.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through April 2, 2017, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2017 and 2016 we paid $5,000 and $10,000 for 1,000 and 2,000 shares of Company’s common stock that is held as treasury stock, respectively. Since inception TRLIC has purchased 111,000 shares for distribution under its Stock Incentive Plan. As of June 30, 2020, TRLIC distributed 15,610 shares under its Stock Incentive Plan.  The remaining 95,390 shares held by TRLIC plus 3,000 shares held at TRCC are held as treasury shares in the consolidated financials. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $14,328,486 and $15,208,476 as of June 30, 2020 and December 31, 2019, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $2,074,837 and $2,312,416 as of June 30, 2020 and December 31, 2019, respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

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

•	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;
•	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
•	investment losses and defaults;
•	competition in our product lines;
•	attraction and retention of qualified employees and agents;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	the availability, affordability and adequacy of reinsurance protection;
•	the effects of emerging claim and coverage issues;
•	the cyclical nature of the insurance business;
•	interest rate fluctuations;
•	changes in our experiences related to deferred policy acquisition costs;
•	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;
•	rating agencies’ actions;
•	domestic or international military actions;
•	the effects of extensive government regulation of the insurance industry;
•	changes in tax and securities law;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
•	regulatory or legislative changes or developments;
•	the effects of unanticipated events on our disaster recovery and business continuity planning;
•	failures or limitations of our computer, data security and administration systems;
•	risks of employee error or misconduct;
•	the introduction of alternative healthcare solutions;
•	the assimilation of life insurance businesses we acquire and the sound management of these businesses;
•	the availability of capital to expand our business; and
•	Coronavirus Disease impact on the economic environment.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (“Exchange Act”) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms.

Changes to Internal Control over Financial Reporting

There were some significant changes to the Company’s internal control over financial reporting during the three months ended June 30, 2020 that relate to the change of the Company’s third party administrator and investment reporting. The changes in third party administrators and investment reporting resulted in additional time needed to compile the information for financial reporting and to ensure adequate internal controls over financial reporting were in place for the period ending June 30, 2020. The Company is working with both the third party administrator and the investment reporting software to ensure the controls are in place for the quarter ending September 30, 2020 to facilitate a timely filing.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.  Through June 30, 2020 the Company paid $133,210 for 114,000 shares of the Company’s common stock (treasury stock).  Subsequently, 15,610 shares have been redistributed to agents under our stock incentive plan.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

October 14, 2020	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

October 14, 2020	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic, Chief Financial Officer