Form 10-Q
period 2020-09-30
Texas Republic Capital Corp
filed 2020-11-18
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of November 13, 2020: 14,768,707 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Available-for-sale fixed maturity securities at fair value (Amortized cost: $10,059,278 and $7,673,671 as of September 30, 2020 and December 31, 2019, respectively)	$10,853,967	$8,089,460
Mortgage loans	6,053,232	2,908,541
Other long-term investments	3,405,801	1,966,347
Total investments	20,313,000	12,964,348
Cash and cash equivalents	12,923,782	15,208,477
Accrued investment income	177,663	111,889
Due premium	14,590	5,075
Deferred policy acquisition costs	917,706	668,454
Deferred sales inducement costs	980,418	770,177
Advances and notes receivable	139,337	134,560
Leased property - right to use	186,224	248,298
Federal and state income taxes recoverable	202,807	71,839
Security deposit	7,109	7,109
Prepaid and other assets	275,708	68,500
Furniture and equipment, net	28,654	26,840
Total assets	$36,166,998	$30,285,566

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$25,867,224	$18,440,872
Future policy benefits	606,962	516,870
Policy claims and other benefits	62,114	59,693
Liability for deposit-type contracts	11,052	14,870
Other policyholder liabilities	9,115	160,000
Total policy liabilities	26,556,467	19,192,305
Lease liability	186,224	248,298
Deferred taxes	166,885	87,104
Other liabilities	38,535	85,044
Total liabilities	26,948,111	19,612,751

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of September 30, 2020 and December 31, 2019, 14,768,707 and 14,764,587 outstanding as of September 30, 2020 and December 31, 2019, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (98,390 and 102,510 shares as of September 30, 2020 and December 31, 2019, respectively)	(96,600)	(104,485)
Accumulated other comprehensive income	627,804	327,676
Accumulated deficit	(8,999,606)	(7,237,665)
Total shareholders’ equity	9,218,887	10,672,815
Total liabilities and shareholders’ equity	$36,166,998	$30,285,566

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Premiums and other considerations	$89,337	$52,080	$354,252	$303,002
Net investment income	304,470	202,907	638,976	513,125
Commission income	17,556	31,694	229,061	114,550
Total revenues	411,363	286,681	1,222,289	930,677
Benefits, claims and expenses
Increase in future policy benefits	27,547	16,718	90,099	141,496
Death and other benefits	(3,171)	9,591	2,421	17,777
Interest credited to policyholders	304,695	81,484	788,995	173,017
Total benefits and claims	329,071	107,793	881,515	332,290
Policy acquisition costs deferred	(80,401)	(115,949)	(295,765)	(305,757)
Policy acquisition costs amortized	(2,346)	15,614	47,522	54,130
Commissions	97,815	144,243	369,241	352,782
Salaries and wages	339,693	324,869	1,042,799	937,400
Employee benefits	43,034	28,904	126,668	77,430
Taxes, licenses, and fees	15,202	17,155	68,281	78,463
Office rent	23,438	22,479	62,138	69,274
Director fees	3,500	4,500	11,500	28,250
Third-party administration fees	70,506	36,522	244,080	131,636
Service and transfer agent fees	9,263	13,398	24,967	34,412
Travel, meals, and entertainment	17,316	10,102	32,971	58,223
Professional fees	43,656	85,863	146,005	197,851
Furniture, equipment, and software	14,542	12,014	58,861	34,362
Bad debt expense	27,697	-	86,697	-
Office and other expenses	5,129	56,728	76,750	124,080
Total benefits, claims and expenses	957,115	764,235	2,984,230	2,204,826

Net loss	$(545,752)	$(477,554)	$(1,761,941)	$(1,274,149)

Net loss per common share outstanding	$(0.04)	$(0.03)	$(0.12)	$(0.09)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(545,752)	$(477,554)	$(1,761,941)	$(1,274,149)
Other comprehensive income
Total net unrealized gains arising during the period	156,347	133,298	378,900	653,916
Adjustment to deferred acquisition costs	-	(490)	1,009	(1,571)
Deferred taxes	(32,833)	(14,233)	(79,781)	(49,081)
Total other comprehensive income	123,514	118,575	300,128	603,264
Total comprehensive loss	$(422,238)	$(358,979)	$(1,461,813)	$(670,885)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2019	$148,671	$17,538,618	$(50,000)	$(162,781)	$(5,445,635)	$12,028,873
Purchase of treasury stock	-	-	(59,900)	-	-	(59,900)
Treasury shares issued	-	-	28,725	-	-	28,725
Other comprehensive income	-	-	-	603,264	-	603,264
Net loss	-	-	-	-	(1,274,149)	(1,274,149)
Balance as of September 30, 2019	$148,671	$17,538,618	$(81,175)	$440,483	$(6,719,784)	$11,326,813

Balance as of January 1, 2020	$148,671	$17,538,618	$(104,485)	$327,676	$(7,237,665)	$10,672,815
Treasury shares issued	-	-	7,885	-	-	7,885
Other comprehensive income	-	-	-	300,128	-	300,128
Net loss	-	-	-	-	(1,761,941)	(1,761,941)
Balance as of September 30, 2020	$148,671	$17,538,618	$(96,600)	$627,804	$(8,999,606)	$9,218,887

Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of July 1, 2019	$148,671	$17,538,618	$(81,175)	$321,908	$(6,242,230)	$11,685,792
Other comprehensive income	-	-	-	118,575	-	118,575
Net loss	-	-	-	-	(477,554)	(477,554)
Balance as of September 30, 2019	$148,671	$17,538,618	$(81,175)	$440,483	$(6,719,784)	$11,326,813

Balance as of July 1, 2020	$148,671	$17,538,618	$(96,600)	$504,290	$(8,453,854)	$9,641,125
Other comprehensive income	-	-	-	123,514	-	123,514
Net loss	-	-	-	-	(545,752)	(545,752)
Balance as of September 30, 2020	$148,671	$17,538,618	$(96,600)	$627,804	$(8,999,606)	$9,218,887

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Operating activities
Net loss	$(1,761,941)	$(1,274,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and accretion of discount	(162,538)	(82,806)
Provision for depreciation	11,267	9,253
Policy acquisition costs deferred	(295,765)	(305,757)
Policy acquisition costs amortized	47,522	54,130
Mortgage loan origination fees deferred	(76,979)	-
Amortization of mortgage loan origination fees	17,220	946
Mortgage loan allowance	29,828	-
Interest credited to policyholders	788,995	173,017
Bad debt expense	86,697	-
Non-cash salary expense	7,885	28,725
Change in assets and liabilities:
Accrued investment income	(65,774)	(27,710)
Due premium	(9,515)	(3,366)
Advances and notes receivable	(91,474)	(88,627)
Federal and state income taxes recoverable	(130,968)	-
Prepaid and other assets	(207,208)	(51,353)
Future policy benefits	90,092	141,847
Policy claims	2,421	17,777
Other policy liabilities	(150,885)	238,145
Other liabilities	(46,509)	(72,127)
Net cash used in operating activities	(1,917,629)	(1,242,055)

Investing activities
Purchase of furniture and equipment	(13,082)	(5,033)
Purchase of fixed maturity securities	(2,702,976)	(1,377,331)
Sales of fixed maturity securities	311,511	97,225
Purchase of mortgage loans	(3,997,091)	(1,065,934)
Payments on mortgage loans	895,295	37,954
Purchase of other long-term investments	(1,892,482)	(1,715,610)
Payments on other long-term investments	608,461	172,380
Net cash used in investing activities	(6,790,364)	(3,856,349)

Financing activities
Purchase of treasury stock	-	(59,900)
Policyholder deposits	6,626,483	10,126,300
Policyholder withdrawals	(198,691)	(146,941)
Deposit-type contracts - deposits	631	-
Deposit-type contracts - withdrawals	(5,125)	(5,125)
Net cash provided by financing activities	6,423,298	9,914,334

Increase (decrease) in cash and cash equivalents	(2,284,695)	4,815,930
Cash and cash equivalents, beginning of period	15,208,477	6,511,652
Cash and cash equivalents, end of period	$12,923,782	$11,327,582

Supplemental disclosure of non-cash financing activities

Treasury stock issued as compensation	$7,885	$28,725

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2019.

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

September 30, 2020

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

September 30, 2020

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $295,765 of DAC deferred for the nine months ended September 30, 2020 and $47,522 of DAC amortized for the nine months ended September 30, 2020.  For the three months ended September 30, 2020 there was $80,401 of DAC deferred and ($2,346) of DAC amortized. There was $305,757 of DAC deferred for the nine months ended September 30, 2019 and $54,130 of DAC amortized for the nine months ended September 30, 2019.  For the three months ended September 30, 2019 there was $115,949 of DAC deferred and $15,614 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $361,053 of SIC deferred for the nine months ended September 30, 2020 and $150,812 of SIC amortized for the nine months ended September 30, 2020.  For the three months ended September 30, 2020 there was $65,464 of SIC deferred and $32,466 of SIC amortized. There was $508,161 of SIC deferred for the nine months ended September 30, 2019 and $22,810 of SIC amortized for the nine months ended September 30, 2019.  For the three months ended September 30, 2019 there was $230,004 of SIC deferred and $8,341 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management has set up an allowance for uncollectable amounts as of September 30, 2020. The allowance of $86,697 is based on specific amounts due and will be reviewed quarterly. Uncollectible amounts are applied to the allowance as they are deemed to be uncollectable.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months.  The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $186,224 as of September 30, 2020 compared to $248,298 as of December 31, 2019.

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and EDP equipment are recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to seven years.

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

September 30, 2020

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

Federal Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined using tax basis.

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,767,105 and 14,814,895 for the nine months ended September 30, 2020 and 2019, respectively. The weighted average common shares outstanding were 14,768,707 and 14,801,587 for the three months ended September 30, 2020 and 2019, respectively.

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

September 30, 2020

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

September 30, 2020

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of September 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2020 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$10,059,278	$948,386	$153,697	$10,853,967
Total fixed maturity securities	$10,059,278	$948,386	$153,697	$10,853,967

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,673,671	$456,779	$40,990	$8,089,460
Total fixed maturity securities	$7,673,671	$456,779	$40,990	$8,089,460

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2020 and December 31, 2019 are summarized as follows:

		Unrealized	Number of
September 30, 2020 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$880,187	$55,324	7

Greater than 12 months
Corporate bonds	104,588	98,373	2
Total fixed maturity securities	$984,775	153,697	9

		Unrealized	Number of
December 31, 2019	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$602,772	$8,050	5

Greater than 12 months
Corporate bonds	366,310	32,940	3
Total fixed maturity securities	$969,082	$40,990	8

As of September 30, 2020, the seven fixed maturity securities in a less than 12-month loss position had a fair value to amortized cost ratio of 94.1%.  The two fixed maturity securities in a loss position greater than 12-months had a fair value to amortized cost ratio of 51.5% as of September 30, 2020.  2.8% of total fair value of fixed maturity securities were below investment grade as rated by Standard and Poor’s as of September 30, 2020 and December 31, 2019. As of December 31, 2019, the five securities in a less than 12-month loss position had an average fair value to amortized cost ratio of over 98%. The three securities in a loss position greater than 12-months had a fair value to amortized cost ratio of over 91% as of December 31, 2019.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2020 and the year ended December 31, 2019.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2020, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	September 30, 2020	December 31, 2019
Unrealized appreciation (depreciation) on available-for-sale securities	$794,689	$415,789
Adjustment to deferred acquisition costs	-	(1,009)
Deferred taxes	(166,885)	(87,104)
Net unrealized appreciation (depreciation) on available-for-sale securities	$627,804	$327,676

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2020, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$3,569,443	$3,696,659
Due after five years through ten years	3,828,277	4,203,189
Due after ten years	2,661,558	2,954,119
Total fixed maturity securities	$10,059,278	$10,853,967

The amortized cost and fair value of other long-term investments as of September 30, 2020, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$728,896	$763,273
Due after one year through five years	2,005,249	2,312,384
Due after five years through ten years	623,638	840,903
Due after ten years	48,018	78,355
Total other long-term investments	$3,405,801	$3,994,915

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2.          Investments (continued)

Other long-term investments by geographic distribution:

	(Unaudited)
	September 30, 2020%		December 31, 2019%
California	$498,311	14.6%	$137,888	7.0%
Florida	251,382	7.4	-	0.0
Georgia	317,396	9.3	-	0.0
Indiana	199,857	5.9	209,829	10.7
Massachusetts	872,594	25.6	408,037	20.8
New York	653,881	19.2	692,016	35.2
Ohio	162,780	4.8	161,073	8.2
Oregon	122,493	3.6	140,304	7.1
Pennsylvania	327,107	9.6	217,200	11.0
Total	$3,405,801	100.0%	$1,966,347	100.0%

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties.  The Company’s mortgage loans on real estate by credit quality using this ratio as of September 30, 2020 and December 31, 2019 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) September 30, 2020	December 31, 2019
Over 90%	$-	$96,480
80% to 90%	618,909	145,388
70% to 80%	1,654,307	184,168
60% to 70%	2,525,733	1,548,486
50% to 60%	803,646	824,354
Less than 50%	450,637	109,665
Total	$6,053,232	$2,908,541

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2.          Investments (continued)

Mortgage loans by geographic distribution:

State	(Unaudited) September 30, 2020%		December 31, 2019%
Alabama	$143,981	2.4%	$145,389	5.0%
California	188,577	3.1	-	0.0
Colorado	203,346	3.3	-	0.0
Connecticut	222,600	3.7	-	0.0
Florida	77,705	1.3	228,529	7.9
Georgia	143,541	2.4	-	0.0
Illinois	470,004	7.8	782,437	26.9
Indiana	49,785	0.8	53,808	1.9
Kentucky	110,488	1.8	-	0.0
Louisiana	99,694	1.6	-	0.0
Maryland	174,499	2.9	-	0.0
Michigan	109,297	1.8	-	0.0
Missouri	377,372	6.2	55,857	1.9
South Carolina	30,004	0.5	-	0.0
Tennessee	744,328	12.3	780,840	26.8
Texas	2,355,882	38.9	715,931	24.6
Utah	330,280	5.5	-	0.0
Virginia	77,733	1.3	-	0.0
Wisconsin	144,116	2.4	145,750	5.0
Total	$6,053,232	100.0%	$2,908,541	100.0%

There were 4 loans with a remaining principal balance of $293,124 that were 90 days or more past due and still accruing interest as of September 30, 2020. There were 8 loans with a remaining principal balance of $698,090 that were 90 days or more past due and still accruing interest as of December 31, 2019. The Company had a mortgage loan allowance of $29,828 and $0 as of September 30, 2020 and December 31, 2019, respectively.

Major categories of net investment income for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Fixed maturity securities	$133,154	$70,293	$278,842	$219,966
Other long-term assets	69,195	42,707	156,734	83,571
Mortgage loans	130,439	36,684	243,267	90,251
Short-term and other investments	1,981	55,683	48,002	133,788
Gross investment income	334,769	205,367	726,845	527,576
Investment expenses	(30,299)	(2,460)	(87,869)	(14,451)
Net investment income	$304,470	$202,907	$638,976	$513,125

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized as follows:

September 30, 2020 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$10,853,967	$-	$10,853,967
Total fixed maturity securities	$-	$10,853,967	$-	$10,853,967

December 31, 2019	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$8,089,460	$-	$8,089,460
Total fixed maturity securities	$-	$8,089,460	$-	$8,089,460

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service.  The third-party investment service provides quoted prices in the market which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2020 and December 31, 2019 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2020 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,923,782	$12,923,782	$12,923,782	$-	$-
Mortgages on real estate	6,053,232	6,425,933	-	-	6,425,933
Other long-term investments	3,405,801	3,994,915	-	-	3,994,915
Accrued investment income	177,663	177,663	-	-	177,663
Advances and notes receivable	139,337	139,337	-	-	139,337
Total financial assets	$22,699,815	$23,661,630	$12,923,782	$-	$10,737,848

Financial liabilities
Policyholders’ account balances	$25,867,224	$24,487,910	$-	$-	$24,487,910
Policy claims	62,114	62,114	-	-	62,114
Total financial liabilities	$25,929,338	$24,550,024	$-	$-	$24,550,024

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$15,208,477	$15,208,477	$15,208,477	$-	$-
Mortgages on real estate	2,908,541	2,851,527	-	-	2,851,527
Other long-term investments	1,966,347	2,290,552	-	-	2,290,552
Accrued investment income	111,889	111,889	-	-	111,889
Advances and notes receivable	134,560	134,560	-	-	134,560
Total financial assets	$20,329,814	$20,597,005	$15,208,477	$-	$5,388,528

Financial liabilities
Policyholders’ account balances	$18,440,872	$15,893,600	$-	$-	$15,893,600
Policy claims	59,693	59,693	-	-	59,693
Total financial liabilities	$18,500,565	$15,953,293	$-	$-	$15,953,293

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

4.          Income Taxes (continued)

The Company has net operating loss carryforwards of approximately $3.6 million expiring in 2032 through 2037. The company also has $683,515 of loss carryforwards from 2018 through 2020 that will not expire.  A valuation allowance of $900,481 has been established for net operating losses arising from 2012 through 2020 since the Company has not demonstrated the ability to generate taxable income.  As of September 30, 2020, TRLIC has $2,799,686 in operating loss carryforwards that have originated since 2016. In accordance with the Tax Cuts and Jobs Act of 2017, $588,407 of the operating loss carryforwards were generated prior to January 1, 2018 and will expire in 2031 and 2032.  Additionally, TRLIC has loss carryforwards of $2,211,279 from 2018 through 2020 which will not expire.   TRLIC’s operating loss carryforwards have a valuation allowance of $587,934 against it on September 30, 2020, as TRLIC has not yet demonstrated the ability to generate taxable income.  The utilization of those losses is restricted by the tax laws and some or all the losses may not be available for use.

The Company and its subsidiaries have no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2017 through 2019 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

5.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $2,825,003 as of September 30, 2020.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of September 30, 2020 are as follows:

2020 (remaining)	$23,186
2021	93,593
2022	95,006
Total operating lease payments, undiscounted	$211,785
Less: interest	(25,561)
Lease liability, at present value	$186,224

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

We are a financial services holding company and have incurred significant net losses since our inception. As of September 30, 2020, we had an accumulated deficit of $8,999,606. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums and investment income which are sufficient to cover our operating costs.

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

Results of Operations – Three and Nine Months Ended September 30, 2020 and 2019

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities, mortgage loans and other long-term assets. Revenue included $354,252 from the sale of life insurance for the nine months ended September 30, 2020 and $303,002 for the nine months ended September 30, 2019.  For the three months ended September 30, the sale of life insurance generated revenue of $89,337 in 2020 and $52,080 in 2019. The Company accepted annuity deposits of $6,626,483 in the nine months ended September 30, 2020 compared to annuity deposits of $10,126,300 for the nine months ended September 30, 2019. For the three months ending September 30, 2020 the Company accepted annuity deposits of $742,071 compared to annuity deposits of $4,457,421 for the three months ended September 30, 2019. Annuity deposits generate revenue on investments but are not classified as revenue for GAAP reporting.

Investment income was $638,976 for the nine months ended September 30, 2020, an increase of $125,851 from $513,125 for the nine months ended September 30, 2019.  The Company established a mortgage allowance of $29,828 as of September 30, 2020 which directly reduced net investment income. For the three months ended September 30, 2020 investment income of $304,470 increased $101,563 compared to the $202,907 for the three months ended September 30, 2019. The increase was primarily driven by additional invested assets. During 2020 the Company has continued investing in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $2,984,230 for the nine months ended September 30, 2020, an increase of $779,404 from $2,204,826 for the nine months ended September 30, 2019. Expenses were $957,115 for the three months ended September 30, 2020, an increase of $192,880 from $764,235 for three months ended September 30, 2019.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense $549,225 for the nine months ended September 30, 2020. Expenses were $881,515 and $332,290 for the nine months ended September 30, 2020 and 2019, respectively.  For the three months ended September 30, 2020 and 2019 total benefit and claim expenses were $329,071 and $107,793, respectively. The increase is primarily due to the interest credited to policyholders of $788,995 and $304,695 for the nine months and three months ended September 30, 2020.

Commissions – Commission expense increased $16,459 for the nine months ended September 30, 2020.  The increase is consistent with the increased insurance sales at higher commissioned products than the nine months ended September 30, 2019. Commission expense decreased $46,428 for the three months ended September 30, 2020 compared to 2019. The decrease was due to reduced annuity deposits during that comparable period.

Salaries and Wages – Salary expense increased $105,399 for the nine months ended September 30, 2020 compared to September 30, 2019. For the three months ended September 30, 2020 salary expense increased $14,824 compared to the three months ended September 30, 2019. The increase is due to additional staff hired in the first quarter of 2020 and the addition of salaried sales agents in the fourth quarter 2019.  Additionally, normal annual wage increases for existing salaried employees added to the variance.

Net Loss

The net loss was $1,761,941, or $(0.12) per common share issued and outstanding for the nine months ended September 30, 2020 compared to a net loss of $1,274,149, or $(0.09) per share, for the nine months ended September 30, 2019.  For the three months ending September 30, the net loss was $545,752 or $(0.04) per share in 2020 and $477,554 or $(0.03) per share in 2019. The increase in the net loss for the three- and nine-months ending September 30, 2020, was primarily attributable to the increase in expenses described previously. We expect our losses to continue in the near term as we incur increased costs to grow our life insurance business.  The weighted average common shares outstanding were 14,767,105 and 14,814,895 for the nine months ended September 30, 2020 and 2019, respectively. The weighted average common shares outstanding were 14,768,707 and 14,801,587 for the three months ended September 30, 2020 and 2019, respectively.

Financial Position – As of September 30, 2020 and December 31, 2019

Total assets of the Company increased from $30,285,566 as of December 31, 2019 to $36,166,998 as of September 30, 2020, an increase of $5,881,432 or 19.4%.

Cash decreased $2,284,695 due to the planned ramping down of annuity sales in the second and third quarter as well as investing more cash into corporate bonds, mortgages, and other invested assets (lottery bonds). We continue to invest all non-operating cash to maximize yields to support the insurance operations and grow surplus. All non-operating cash is held in interest bearing accounts.

The Company continues to invest cash from annuity deposits in mortgages, fixed maturity securities and other invested assets (lottery bonds).  Mortgages increased $3,144,691 or 108% over December 31, 2019. The increase in lottery bonds of $1,439,454 are directly related to annuity deposits in Texas Republic Life Insurance Company. The increase of $2,764,507 in fixed maturity securities was due to purchases as well as net unrealized gains on existing securities.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $7,364,162 on September 30, 2020 compared to December 31, 2019.  The increase is directly related to the increase of the liability for annuity deposits and inforce life insurance reserves.

Total shareholders’ equity of the Company decreased from $10,672,815 as of December 31, 2019 to $9,218,887 as of September 30, 2020.  The decrease is mainly due to the net loss from operations of $1,761,941.  A positive offset to the net loss was a favorable change in net unrealized gains on fixed income securities and an adjustment to deferred acquisition costs increasing equity by $300,128 which includes a reduction for deferred taxes.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through April 2, 2017, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696.  During 2017 and 2016 we paid $5,000 and $10,000 for 1,000 and 2,000 shares of Company’s common stock that is held as treasury stock, respectively. Since inception TRLIC has purchased 111,000 shares for distribution under its Stock Incentive Plan. As of September 30, 2020, TRLIC distributed 15,610 shares under its Stock Incentive Plan.  The remaining 95,390 shares held by TRLIC plus 3,000 shares held at TRCC are held as treasury shares in the consolidated financials. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2012.

We had cash and cash equivalents totaling $12,923,782 and $15,208,477 as of September 30, 2020 and December 31, 2019, respectively.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $2,825,003 and $2,312,416 as of September 30, 2020 and December 31, 2019, respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of TRLIC and TRLS may require additional capital contributions as they continue to grow.  As discussed above, the Company capitalized TRLIC with $3,000,000 cash during the third quarter of 2016 and capitalized TRLS with $50,000 during the second quarter of 2018.  During 2018 TRCC made capital contributions of $2,000,000 and $750,000 to TRLIC.  During the second quarter of 2019 the Company made an additional capital contribution to TRLIC of mortgage loans valued at $857,133.  During the third quarter of 2019 the Company made an additional capital contribution of $1,300,000 in cash to TRLIC bringing the total capitalization of TRLIC to $7,907,133. During 2018 TRCC made a capital contribution of $100,000 to TRLS bringing the total capitalization of TRLS to $150,000.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering was concluded on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and paid commissions of $999,349 from the sale of 2,002,097 shares in this offering.  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.  Through September 30, 2020 the Company paid $133,210 for 114,000 shares of the Company’s common stock (treasury stock).  Subsequently, 5,610 shares have been redistributed to agents under our stock incentive plan and 10,000 shares were issued as part of an employment agreement.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

November 18, 2020	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

November 18, 2020	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer