Form 10-K
period 2020-12-31
Texas Republic Capital Corp
filed 2021-03-25
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐       No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

In the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Common stock $.01 par value as of March 24, 2021: 14,778,707 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2021 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. Total capitalization of TRLIC was $7,907,133 at December 31, 2020.

TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.  In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. Total capitalization of TRLS was $350,000 at December 31, 2020.

Company Capitalization

From incorporation through April 2, 2017 the Company was involved in the sale of common stock to provide working capital.  During this time the Company completed an organizational offering, three private placement stock offerings and an intrastate public stock offering in the state of Texas.  The Company raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance of 12,865,000 shares from the organizational offering and three private placement offerings. The intrastate public stock offering was registered to raise $25,000,000 by offering 5,000,000 shares of its common stock and ended on April 2, 2017.  Through this offering the Company raised an additional $10,010,485 and incurred another $1,444,127 of offering costs through the sale of 2,002,097 shares of common stock.

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

Life Insurance and Annuity Operations

The Company began selling its life insurance and annuity products on April 3, 2017.  TRLIC is currently selling two life and three annuity products.  The first life product is a modified whole life product with an annuity rider.  It is a ten or twenty-year paid-up policy, based on policyholder age, with 50% of the premium deposited into the annuity rider account in years 2-10/20.  The second life product is a modified whole life product (“TrueFlex”) developed to be marketed through the workplace as a voluntary benefit by payroll deduction. It is a permanent life product and is portable should the employee leave the employer for any reason. The annuity products are 5-year and 10-year fixed annuities.  Based on the product selected there is a 5% or 10% premium bonus immediately credited to the account balance which is vested over five or ten years unless surrendered prior to the end of the vesting period.

TRLIC entered into an administrative services agreement with Landmark Life Insurance Company (“LLIC”) on July 24, 2019. Under the terms of this agreement, the services provided by LLIC include agent support, policy issue, accounting, claims processing and other services incidental to the operations of TRLIC. The agreement is effective for a period of three years and includes a provision that the agreement may be terminated at any time by either party with a 120 day prior notice.

Competition

TRLIC operates in a mature and highly competitive industry with hundreds of other life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Competition is intense because the life insurance industry is consolidating, with larger, more efficient and more effective organizations emerging from consolidation. In addition, there have been new entrants to the industry over the last few years planning to disrupt with technology.

Many of these companies have significantly more capital and other resources, superior brand recognition, and maintain higher ratings. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer experience, scale, and cost efficiencies.  Operating results of life insurers are subject to fluctuations, not only from the competitive environment, but also due to economic conditions, interest rate levels, actual policy experience and the performance of investments.

Management believes that we can be competitive by servicing niche markets that are underserved by larger insurers. By developing specialized products through product innovation, the Company will reach underinsured segments providing cost effective solutions that fit our client’s needs.  Additionally, the Company has invested in technology to meet the changing demands of the new generations and how they shop for products. Plus, the Company’s size and age allows us to react quickly to changing market conditions and be agile enough to correct course without too much cost and the hindering of outdated, legacy systems.

Reinsurance

TRLIC utilizes reinsurance to cede excess risk allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth and risk diversification. TRLIC reinsures all amounts of risk on any one life in excess of $50,000 for individual life insurance to Optimum Re Insurance Company (“Optimum Re”).

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

TRLIC can be required, under the solvency or guaranty laws of Texas in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent.  These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes.

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

Employees

Our workforce is our most important asset and a key competitive advantage. As of March 24, 2021, the Company had nine full-time employees.

Item 2. Properties

The Company rents office space for its administrative operations under an agreement that expires in 2022. The lease includes an option to extend or renew the lease term. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. The exercise of the renewal option is at the Company's discretion; at this time there is uncertainty as to the Company exercising its renewal option so the option is not included in the determination of the present value calculation. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2020 are as follows:

2021	95,159
2022	96,597
Total operating lease payments, undiscounted	$191,756
Less: interest	(26,224)
Lease liability, at present value	$165,532

Item 3. Legal Proceedings

Various legal proceedings to which the Company or a subsidiary of the Company is party arise from time to time in the normal course of business. As of the date hereof, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its or its subsidiaries' assets or properties are subject.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Trading of the Company’s common stock is limited, and an established public market does not exist.

(b)	Holders

As of March 24, 2021, there were 1,613 shareholders of the Company’s outstanding common stock.

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

(d)	Securities Authorized for Issuance Under Equity Incentive Plans

The Company has no equity compensation plans for employees.  The Company’s life subsidiary, TRLIC has an Agent Stock Incentive Plan (“ASIP”).  The plan was approved in August 2018 by the Texas State Securities Board.  The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products.  Calculation of awards at December 31, 2020 are based on production for the period of January through December 2020.  The ASIP will issue 4,710 shares awarded on 2020 production. The ASIP issued 4,120 shares in 2020 based on 2019 production. In addition, the Company granted 10,000 shares in 2020 and 2019 as part of employment agreements to two employees.

(e)	Performance Graph - Not Required

(f)	Related Stockholder Matters

(i)	Sale of unregistered equity securities

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500.  Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013.  The Company incurred $1,215,569 in offering costs to issue these shares. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506.  No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and incurred offering costs of $1,444,127 from the sale of 2,002,097 shares in this offering.  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency.

(g)	Purchases of Equity Securities by Issuer

Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock.  Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s ASIP. The Company has issued 5,610 treasury shares under the ASIP since inception of the plan and 20,000 total treasury shares as part of two employment agreements. The remaining shares are held as treasury shares in the consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Texas Republic Capital Corporation (“we” “us”, “our”, “TRCC” or the “Company”) was incorporated in May 2012 as a financial services holding company. We own and operate two subsidiaries: a life insurance company and a life insurance agency. We sell and issue life insurance products and annuity contracts as part of the insurance company. As an insurance provider, we collect premiums and annuity considerations in the current period to pay future benefits to our policy and contract holders. Currently, we only issue our products in the state of Texas. As a life insurance agency, we sell and place life insurance products for other life carriers. If our life insurance company does not offer products that suit our client’s needs, then we can meet their needs through other carrier products sold by our agency. The agency collects commissions on the sale of those products.

We also realize revenues from our investment portfolio, which is a key component of our operations. The revenues and funds we collect as premiums and annuity considerations from policyholders are invested to ensure future benefit payments under the policy contracts. Life insurance companies earn profits on the investment spread, which reflects the investment income earned on the premiums and annuity considerations paid to the insurer between the time of receipt and the time benefits are paid out under our policies and contracts. Changes in interest rates, changes in economic conditions and volatility in the capital markets can all impact the amount of earnings that we realize from our investment portfolio.

The Company continues to incur losses since inception. These losses were fully expected, planned for, and fell within an expected range when considering the necessary start-up and policy issuance costs of a new life insurance company. These losses have resulted from the costs incurred while raising capital and starting a new company, which involves investing in people, technology, infrastructure, marketing, brand awareness, distribution channels, regulatory and filing fees, legal costs, and other overhead expenses related to our operations. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums and the associated investment income which are necessary to cover our operating costs.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. On a continuing basis, we evaluate our estimates and assumptions.

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

The Company evaluates the difference between the amortized cost and estimated fair value of its investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recognized in other comprehensive income (loss) within stockholders’ equity.  If a decline in a security’s fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment. For fixed maturity securities available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security.  It is not possible to accurately predict when it may be determined that a specific security will become impaired.  Future adverse changes in market conditions, poor operating results of underlying investments and defaults on interest and principal payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

In addition, if a change occurs in our intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that the Company will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.  If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, the Company amortizes the reduced book value back to the security’s expected recovery value over the remaining term of the bond.  The Company continues to review the security for further impairment that would prompt another write-down in the value.

Purchases and sales of securities are recorded on a trade-date basis.  Interest earned on investments is recorded on the accrual basis and is included in net investment income.

The Company’s mortgage loan portfolio is comprised entirely of residential properties with loan to appraised value ratios below 89%. Mortgage loans are carried at amortized book value. A mortgage loan allowance has been established for any unforeseen losses using an industry approach. While we utilize our best judgment and information available, the ultimate adequacy of this allowance is dependent upon a variety of factors beyond our control, including the performance of the residential mortgage loan portfolio, the economy and changes in interest rates. Our allowance for possible mortgage loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred losses but not for specifically identified loans. The fair values for mortgage loans are estimated using discounted cash flow analysis. The discount rate used to calculate fair values was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

We consider mortgage loans on real estate impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the mortgage loan agreement. Impairment is measured on a loan-by-loan basis. Factors that we consider in determining impairment include payment status, collateral value of the real estate subject to the mortgage loan and the probability of collecting scheduled principal and interest payments when due. Mortgage loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

The Company’s other long-term investments are comprised of lottery prize cash flows holdings held at amortized cost. These investments are categorized as other long-term investments in the statement of financial position and are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

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

Future Policy Benefits

Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, mortality and withdrawals based upon the Company’s experience.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of policy liabilities and the increase in future policy benefit reserves.  Management’s judgments and estimates for future policy benefit reserves provide for possible unfavorable deviation. Actual experience may emerge differently from that originally estimated. Any such difference would be recognized in the current year’s consolidated statement of operations.

Recent Accounting Pronouncements

Please refer to the applicable paragraphs in Note 1 of the Notes to Consolidated Financial Statements.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Results of Operations – Years Ended December 31, 2020 and 2019

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	December 31, 2020	December 31, 2019
Premiums and other considerations	$549,192	$377,580
Net investment income	879,482	692,626
Net realized investment gains (losses)	(85,411)	117,261
Commission income	243,459	120,070
Total revenues	$1,586,722	$1,307,537

Total revenues increased by $279,185 for the year ended December 31, 2020. This increase was a result of increased new policy sales and additional investment income earned through additional investments in fixed maturity securities, mortgage loans, and other long-term investments. Also, commission income increased over prior year as the agency placed more business. However, it was negatively impacted by realized losses on investments in 2020 compared to realized gains in 2019. The Company also accepted annuity considerations during 2020 and 2019.  Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $4,073,585 for the year ended December 31, 2020, an increase of $974,018 from $3,099,567 for the year ended December 31, 2019. Significant expense categories are discussed below.

Total Benefits and Claims – Claims and benefit expenses were $1,106,000 and $605,447 for the twelve months ended December 31, 2020 and 2019, respectively.  The increase of $500,553 is primarily related to the increase in interest credited to policyholders. This increase is to be expected based on increased insurance volume, number of insureds covered, and the passage of time since policy issuance. Also, benefit payments can significantly impact expenses from period to period.

Commissions – Commission expenses were $515,028 and $464,583 for the twelve months ended December 31, 2020 and 2019, respectively.  The increase of $50,445 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured.

Salaries and Employee Benefits – Salary and employee benefits expense increased $237,809 for the year ended December 31, 2020. The increase is primarily due to the addition of staff during the fourth quarter of 2020 and the full year salary and benefits expense in 2020 of new hires during 2019, including the addition of salaried sales agents in the first and fourth quarter of 2019.

Other Expenses – Third-party administration fees and professional fees increased $90,164 and $159,158 for the year ended December 31, 2020, respectively. The administration fees increase resulted from a change in third-party administrators during 2020. There were two agreements in place overlapping one another during the conversion for a couple of months as well as additional one-time conversion costs. The professional fees increase was due to additional public accounting firm fees as well as consulting actuarial fees for new product development.

Net Loss

The net loss was $2,486,863, or $(0.17) per share, for the year ended December 31, 2020 compared to a net loss of $1,792,030 or $(0.12) per share, for the year ended December 31, 2019. The $694,833 increase in the net loss was primarily attributable to the increase in expenses described above offset slightly by the increase in revenues.

The weighted average common shares outstanding were 14,767,922 and 14,806,943 for the years ending December 31, 2020 and 2019, respectively.

Financial Position – As of December 31, 2020 and 2019

Total assets of the Company increased from $30,285,566 as of December 31, 2019 to $35,973,931 as of December 31, 2020, an increase of $5,688,365 or 18.8% and was primarily attributable to annuity sales in 2020. Assets that increased materially in 2020 were fixed maturity securities, mortgage loans, other long-term investments, and deferred acquisition costs. The Company invested the cash receipts from annuity considerations in the above-mentioned investment classes. The Company also recognized an increase in deferred acquisition costs as a result of the annuity sales.

Total investments increased by $9,044,693, or 69.8%. This increase was due to both a result of new premium and annuity considerations received as well as additional investment of outstanding cash and cash equivalents into higher yielding investments as we try to maximize our net investment income to boost total revenues. As a result, cash and cash equivalents decreased by $4,222,560 for the year ended December 31, 2020. All non-operating cash is held in interest bearing cash equivalent accounts. We continue to invest our excess cash in higher yielding investments as suitable options become available.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $7,532,209 at December 31, 2020 compared to December 31, 2019.  The increase is directly related to the increase of annuity deposits and in-force life insurance as well as an increase in claim reserves.

Total shareholder equity of the Company decreased from $10,672,815 as of December 31, 2019 to $9,042,467 as of December 31, 2020, a decrease of $1,630,348.  The decrease is mainly due to the net loss from operations of $2,486,863. It is favorably offset though by the net other comprehensive income increase of $838,630 which is due to increased net unrealized gains in our fixed maturity securities portfolio. The Company also issued $17,885 of its treasury shares in 2020 which helped increase total shareholder equity.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through December 31, 2020, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock.  Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s ASIP. The Company has issued 5,610 treasury shares under the ASIP since inception of the plan and 20,000 total treasury shares as part of two employment agreements. The remaining 85,390 shares held by TRLIC and the 3,000 shares held by TRCC total 88,390 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $10,985,917 as of December 31, 2020.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $2,802,606 as of December 31, 2020. Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations of TRCC.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements once a sufficient book of business has been established, or new policy sales are turned off, whichever happens first.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows. The operations of TRLS should provide sufficient cash flows from commission income to meet operating requirements. TRLS is also less capital intensive than TRLIC since it does not retain any of the policy risks or capital requirements.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 12 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

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

•	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;
•	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
•	investment losses and defaults;
•	competition in our product lines;
•	attraction and retention of qualified employees and agents;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	the availability, affordability and adequacy of reinsurance protection;
•	the effects of emerging claim and coverage issues;
•	the cyclical nature of the insurance business;
•	interest rate fluctuations;
•	changes in our experiences related to deferred policy acquisition costs;
•	the ability and willingness of counterparties to our reinsurance arrangements to pay balances due to us;
•	Impact of medical epidemics and viruses;
•	domestic or international military actions;
•	the effects of extensive government regulation of the insurance industry;
•	changes in tax and securities law;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
•	regulatory or legislative changes or developments;
•	the effects of unanticipated events on our disaster recovery and business continuity planning;
•	failures or limitations of our computer, data security and administration systems;
•	risks of employee error or misconduct;
•	the assimilation of life insurance businesses we acquire and the sound management of these businesses; and
•	the availability of capital to expand our business.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Texas Republic Capital Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Texas Republic Capital Corporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investments in Fixed Maturity Securities

As discussed in Notes 1, 2, and 3 to the consolidated financial statements, management’s policy is to hold investments in fixed maturity securities as available-for-sale. The result of this policy is the investments are held at fair value. The Company’s investment in fixed maturity securities approximated 49% of all invested assets as of December 31, 2020. As the securities are held at fair value, management must assess securities that are in a significant unrealized loss position for other-than-temporary impairment. For these securities, management must make difficult and subjective judgements about the ability of the issuer to be able to meet its obligations under terms of the security. These judgements can have a significant impact on the Company’s reported earnings and overall business model if they should prove to be significantly inaccurate. To address this critical audit matter, we obtained an understanding of certain internal controls over the Company’s evaluation of the fair value of securities. We also performed testing over valuation in order to identify any potential impairments requiring further evaluation by management. For any potential impairments identified, we obtained and reviewed the Company’s analysis of the security to determine if conclusions reached were appropriate.

Valuation Allowance on Mortgage Loan Loss

As discussed in Notes 1 and 2 to the consolidated financial statements, management’s policy is to establish an allowance for possible loan losses from investment in mortgage loans on real estate. This accounting policy is deemed critical due to the uncertain nature resulting from the long-term repayment periods for mortgage loans, the general economic environment, and changes in interest rates. Management has utilized an industry approach, the loan-to-value of the portfolio, and past due status in determining its overall allowance. The use of any approach, however, can lead to unforeseen losses in difficult economic times. To address this critical audit matter, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s mortgages and reviewed management’s analysis of past due mortgages compared to the related allowance.

Deferred Policy Acquisition Costs

As discussed in Note 1 to the consolidated financial statements, management’s policy is to defer and amortize commissions and other acquisition costs related to the successful production of new business in a systematic manner based on the related contract revenues or gross profits as appropriate. The accounting policy is deemed critical due to the judgement involved in management’s identification of those costs to be deferred, as well as estimation and ongoing assessment of recoverability. Management evaluates recoverability by periodically comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. As acquired policies mature, the Company’s analysis of the amortization of those costs will be subject to the future overall persistency and mortality of the policies. To address this critical audit matter, we engaged an actuarial professional with specialized skills and knowledge who assisted in examining, reviewing, and testing the actuarial assumptions and methods used in determining deferred acquisition costs. In addition, we performed various analytical procedures related to this asset and the related amortization.

Future Policy Benefit Reserves

As discussed in Note 1 to the consolidated financial statements, management’s policy is to estimate future payments to, or on behalf of, policyholders based on utilizing estimates at the time of issue for investment yields, mortality, and withdrawals. The accounting policy is deemed critical as it is based upon actuarial methodologies and assumptions that require specialized knowledge, as well as a high-degree of estimation. Management must identify and assesses significant changes in experience or assumptions that may require the Company to provide for expected future losses by establishing premium deficiency reserves. To address this critical audit matter, we engaged an actuarial professional with specialized skills and knowledge who assisted in examining, reviewing, and testing the actuarial assumptions and methods used in determining the value of future policy benefit reserves. In addition, we performed various analytical procedures and testing on the accuracy of the underlying policy data utilized by management in determining the reserves.

/s/ Kerber, Eck & Braeckel LLP

We have served as the Company’s auditor since 2012.

Springfield, Illinois

March 25, 2021

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2020	December 31, 2019
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $9,589,936 and $7,673,671 as of December 31, 2020 and 2019, respectively)	$10,756,242	$8,089,460
Mortgage loans, net of allowance	7,704,704	2,908,541
Other long-term investments	3,548,095	1,966,347
Total investments	22,009,041	12,964,348
Cash and cash equivalents	10,985,917	15,208,477
Accrued investment income	166,386	111,889
Due premium	15,501	5,075
Deferred policy acquisition costs	1,052,533	668,454
Deferred sales inducement costs	911,784	770,177
Advances and notes receivable, net of allowance	127,858	134,560
Leased property - right to use	165,532	248,298
Prepaid assets	202,868	60,222
Furniture and equipment, net	26,393	26,840
Other assets	310,118	87,226
Total assets	$35,973,931	$30,285,566

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$25,490,906	$18,440,872
Future policy benefits	652,846	516,870
Policy claims and other benefits	467,219	59,693
Liability for deposit-type contracts	10,059	14,870
Other policyholder liabilities	103,484	160,000
Total policy liabilities	26,724,514	19,192,305
Lease liability	165,532	248,298
Deferred taxes	-	87,104
Other liabilities	41,418	85,044
Total liabilities	26,931,464	19,612,751

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of December 31, 2020 and 2019, 14,778,707 and 14,764,587 outstanding as of December 31, 2020 and 2019, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (88,390 and 102,510 shares as of December 31, 2020 and 2019, respectively)	(86,600)	(104,485)
Accumulated other comprehensive income	1,166,306	327,676
Accumulated deficit	(9,724,528)	(7,237,665)
Total shareholders’ equity	9,042,467	10,672,815
Total liabilities and shareholders’ equity	$35,973,931	$30,285,566

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019
Revenues
Premiums and other considerations	$549,192	$377,580
Net investment income	879,482	692,626
Net realized gains (losses) on investments	(85,411)	117,261
Commission income	243,459	120,070
Total revenues	1,586,722	1,307,537
Benefits, claims and expenses
Increase in future policy benefits	105,781	177,487
Death and other benefits	12,922	31,387
Interest credited to policyholders	987,297	396,573
Total benefits and claims	1,106,000	605,447
Policy acquisition costs deferred	(459,985)	(389,914)
Policy acquisition costs amortized	76,915	46,032
Commissions	515,028	464,583
Salaries and employee benefits	1,690,479	1,452,670
Director fees	16,889	41,000
Office rent	86,430	92,034
Third-party administration fees	292,099	201,935
Travel, meals and entertainment	50,898	80,571
Professional fees	397,590	238,432
Other general and administrative expenses	301,242	266,777
Total benefits, claims and expenses	4,073,585	3,099,567
Net loss	$(2,486,863)	$(1,792,030)

Net loss per common share outstanding	$(0.17)	$(0.12)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2020	2019

Net loss	$(2,486,863)	$(1,792,030)
Other comprehensive income
Total net unrealized gains arising during the period	665,106	696,461
Less net realized investment gains (losses)	(85,411)	117,261
Net unrealized investment gains	750,517	579,200
Adjustment to deferred acquisition costs	1,009	(1,639)
Deferred taxes	87,104	(87,104)
Total other comprehensive income	838,630	490,457
Total comprehensive loss	$(1,648,233)	$(1,301,573)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2020 and 2019

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2019	$148,671	$17,538,618	$(50,000)	$(162,781)	$(5,445,635)	$12,028,873
Purchase of treasury stock	-	-	(83,210)	-	-	(83,210)
Treasury shares issued	-	-	28,725	-	-	28,725
Other comprehensive income	-	-	-	490,457	-	490,457
Net loss	-	-	-	-	(1,792,030)	(1,792,030)
Balance as of December 31, 2019	$148,671	$17,538,618	$(104,485)	$327,676	$(7,237,665)	$10,672,815

Treasury shares issued			17,885			17,885
Other comprehensive income	-	-	-	838,630	-	838,630
Net loss	-	-	-	-	(2,486,863)	(2,486,863)
Balance as of December 31, 2020	$148,671	$17,538,618	$(86,600)	$1,166,306	$(9,724,528)	$9,042,467

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Operating activities
Net loss	$(2,486,863)	$(1,792,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(264,368)	(123,676)
Net realized capital losses (gains)	85,411	(117,261)
Provision for depreciation	13,157	12,403
Policy acquisition costs deferred	(459,985)	(389,914)
Policy acquisition costs amortized	76,915	46,032
Mortgage loan origination fees deferred	(115,144)	(33,318)
Amortization of mortgage loan origination fees	22,774	2,552
Provision for estimated mortgage loan losses	37,963	-
Provision for estimated uncollectible advances and notes receivable	84,544	-
Interest credited to policyholders	987,297	396,573
Non-cash salary expense	17,885	28,725
Change in assets and liabilities:
Accrued investment income	(54,497)	(35,221)
Due premium	(10,426)	(25)
Advances and notes receivable	(77,842)	(120,200)
Prepaid assets	(142,646)	(39,546)
Other assets	(174,183)	(66,922)
Future policy benefits	135,976	178,463
Policy claims	407,526	31,387
Other policy liabilities	(56,516)	150,717
Other liabilities	(43,626)	(58,021)
Net cash used in operating activities	(2,016,648)	(1,929,282)

Investing activities
Purchases of furniture and equipment	(12,710)	(5,033)
Purchase of fixed maturity securities	(2,702,976)	(1,886,362)
Sales of fixed maturity securities	692,146	1,154,147
Purchase of mortgage loans	(5,905,356)	(1,538,835)
Payments on mortgage loans	1,187,348	109,709
Purchase of other long-term investments	(2,117,927)	(1,715,610)
Payments on other long-term investments	785,953	323,052
Receivable for securities sold	(48,709)	-
Net cash used in investing activities	(8,122,231)	(3,558,932)

Financing activities
Purchase of treasury stock	-	(83,210)
Policyholder deposits	7,115,487	14,427,022
Policyholder withdrawals	(1,194,357)	(153,648)
Deposit-type contracts - deposits	33,208	-
Deposit-type contracts - withdrawals	(38,019)	(5,125)
Net cash provided by financing activities	5,916,319	14,185,039

Increase (decrease) in cash and cash equivalents	(4,222,560)	8,696,825
Cash and cash equivalents, beginning of period	15,208,477	6,511,652
Cash and cash equivalents, end of period	$10,985,917	$15,208,477

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$17,885	$28,725

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. Total capitalization of TRLIC was $7,907,133 at December 31, 2020.

TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.  In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. Total capitalization of TRLS was $350,000 at December 31, 2020.

From incorporation through April 2, 2017 the Company was involved in the sale of common stock to provide working capital.  During this time, the Company completed an organizational offering, three private placement stock offerings and an intrastate public stock offering in the state of Texas.  The Company raised $10,336,500 and incurred $1,215,569 of offering costs through the issuance of 12,865,000 shares from the organizational offering and three private placement offerings. The intrastate public stock offering was registered to raise $25,000,000 by offering 5,000,000 shares of its common stock and ended on April 2, 2017.  Through this offering the Company raised an additional $10,010,485 and incurred another $1,444,127 of offering costs through the sale of 2,002,097 shares of common stock.

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

December 31, 2020 and 2019

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

The Company’s mortgage loan portfolio is comprised entirely of residential properties with loan to appraised value ratios below 89%. Mortgage loans are carried at current book value. A mortgage loan allowance has been established for any unforeseen losses using an industry approach, which establishes a reserve for possible loan losses charged to expense which represents, in the Company’s judgement, the known and estimated credit losses existing in the loan portfolio. This reserve reduces the carrying value of investment in mortgage loans on the consolidated statement of financial position. The fair values for mortgage loans are estimated using discounted cash flow analysis. The discount rate used to calculate fair values was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

The Company’s other long-term investments are comprised of lottery prize cash flows holdings held at amortized cost. These investments are categorized as other long-term investments in the statement of financial position and are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market instruments.

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $459,985 and $389,914 of DAC deferred for the twelve months ended December 31, 2020 and 2019, respectively. There was $76,915 and $46,032 of DAC amortized for the twelve months ended December 31, 2020 and 2019, respectively.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

1.          Organization and Significant Accounting Policies (continued)

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $911,784 and $770,177 of SIC deferred at December 31, 2020 and 2019, respectively.  For the twelve months ended December 31, 2020 there was $430,072 of SIC deferred and $288,465 of SIC amortized. There was $722,641 of SIC deferred and $116,780 of SIC amortized during the twelve months ended December 31, 2019.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management set up an allowance for possible uncollectable agent balances of $84,544 for the twelve months ended December 31, 2020. Uncollectible amounts are reported in the results of operations in the year the determination is made.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  The Company has a lease asset and liability of $165,532 and $248,298 as of December 31, 2020 and 2019, respectively.

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and EDP equipment are recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over a period that approximates the estimated useful life of the respective assets of three to seven years. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization is removed from the related accounts, and the resulting gain or loss, if any, is reflected in income.

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

Future Policy Benefits

Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, mortality and withdrawals based upon the Company’s experience.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of policy liabilities and the increase in future policy benefit reserves.  Management’s judgments and estimates for future policy benefit reserves provide for possible unfavorable deviation. Actual experience may emerge differently from that originally estimated. Any such difference would be recognized in the current year’s consolidated statement of operations.

Common Stock

Common stock is fully paid, non-assessable and has a par value of $.01 per share.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,767,922 and 14,806,943 for the years ending December 31, 2020 and 2019, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds.  FTFC will present to the Company investments based on criteria the Company has established.  The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment.  All mortgage loans and lottery bonds that were purchased by the Company in 2020 and 2019 were obtained through this agreement. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid $118,107 and $79,379 to FTFC under the agreement for the years ending December 31, 2020 and 2019, respectively.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Recently Adopted Accounting Pronouncements

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

December 31, 2020 and 2019

1.          Organization and Significant Accounting Policies (continued)

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other” (“ASU 2017-04”).  ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company adopted ASU 2017-04 as of January 1, 2020. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or liquidity.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”).  ASU 2017-08 revises the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The Company adopted ASU 2017-08 as of January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position, or liquidity.

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income from the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-02 as of January 1, 2019. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position, or liquidity.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”). This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities may early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position, or liquidity.

Recently Issued Accounting Pronouncements

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

December 31, 2020 and 2019

1.          Organization and Significant Accounting Policies (continued)

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. This update is aimed at improving the Codification related to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. The amendments require an insurance entity to review and update assumptions used to measure cash flows at least annually and to update discount rate assumption at each reporting date.  The amendment requires an insurance entity to measure all market risk benefits associated with deposit contracts at fair value, with change in fair value attributable to change in instrument-specific credit risk recognized in other comprehensive income.  Additionally, the amendment will simplify amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins and require those balances be amortized on constant level basis over the expected term of the related contract. Deferred acquisition costs are required to be written off for unexpected contract terminations but are not subject to impairment test.  The amendment further requires an insurance entity to add disclosures of disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. The insurance entity must also disclose information about significant inputs, judgments, assumptions, and methods used in measurement, including changes in those inputs, judgments, and assumptions, and the effect of those changes on measurement.  These updates were originally required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020. The FASB recently delayed the effective date of ASU 2018-12 to December 15, 2023 for smaller reporting companies, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.

2.           Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of December 31, 2020 and 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$9,589,936	$1,168,197	$1,891	$10,756,242
Total fixed maturity securities	$9,589,936	$1,168,197	$1,891	$10,756,242

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,673,671	$456,779	$40,990	$8,089,460
Total fixed maturity securities	$7,673,671	$456,779	$40,990	$8,089,460

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

2.           Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2020 and 2019 are summarized as follows:

		Unrealized	Number of
December 31, 2020	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$5,750	$625	1

Greater than 12 months
Corporate bonds	100,911	1,266	1
Total fixed maturity securities	$106,661	$1,891	2

		Unrealized	Number of
December 31, 2019	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$602,772	$8,050	5

Greater than 12 months
Corporate bonds	366,310	32,940	3
Total fixed maturity securities	$969,082	$40,990	8

As of December 31, 2020, the only fixed maturity security in a less than 12-month loss position had a fair value to amortized cost ratio of 90.2% and the one fixed maturity security in a loss position greater than 12-months had a fair value to amortized cost ratio of 98.8%. As of December 31, 2019, the five securities in a less than 12-month loss position had an average fair value to amortized cost ratio of over 98% and the three securities in a loss position greater than 12-months had an average fair value to amortized cost ratio of over 91%.

As of December 31, 2020, and 2019, 1.5% and 2.8% of total fair value of fixed maturity securities were below investment grade as rated by Standard and Poor’s, respectively.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

2.           Investments (continued)

Based on management’s review, the Company experienced one other-than-temporary impairment during the year ended December 31, 2020 and no other-than-temporary impairments during the year ended December 31, 2019. Management decided to recognize an impairment loss on one of its fixed maturity securities due to the prolonged loss position and the degree of overall loss resulting from credit-related issues. The Company reported an impairment loss of $94,246 through its statement of operations for the year ending December 31, 2020.

Except for the impaired security, management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2020, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in accumulated other comprehensive income (loss) for investments classified as available-for-sale are summarized as follows:

	December 31, 2020	December 31, 2019
Unrealized appreciation (depreciation) on available-for-sale securities	$1,166,306	$415,789
Adjustment to deferred acquisition costs	-	(1,009)
Deferred taxes	-	(87,104)
Net unrealized appreciation (depreciation) on available-for-sale securities	$1,166,306	$327,676

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2020, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due after one year through five years	$3,582,895	$3,850,880
Due after five years through ten years	3,520,785	3,981,341
Due after ten years	2,486,256	2,924,021
Total fixed maturity securities	$9,589,936	$10,756,242

For the year ended December 31, 2020, the Company received $692,146 of proceeds from sales and maturities of investments in available-for-sale securities and had $19,321 and $10,486 of gross gains and gross losses realized, respectively. For the year ended December 31, 2019, the Company received $1,154,147 of proceeds from sales and maturities of investments in available-for-sale securities and had $117,261 of gross gains realized.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of December 31, 2020, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$873,316	$901,752
Due after one year through five years	2,088,946	2,392,835
Due after five years through ten years	556,024	760,110
Due after ten years	29,809	48,532
Total other long-term investments	$3,548,095	$4,103,229

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

2.           Investments (continued)

Other long-term investments by geographic distribution:

	December 31, 2020%		December 31, 2019%
California	$498,627	14.1%	$137,888	7.0%
Florida	238,587	6.7	-	0.0
Georgia	324,333	9.1	-	0.0
Indiana	396,533	11.2	209,829	10.7
Massachusetts	863,623	24.3	408,037	20.8
New York	616,315	17.4	692,016	35.2
Ohio	160,005	4.5	161,073	8.2
Oregon	126,217	3.6	140,304	7.1
Pennsylvania	323,855	9.1	217,200	11.0
Total	$3,548,095	100.0%	$1,966,347	100.0%

Mortgage Loan on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020	December 31, 2019
Over 90%	$-	$96,480
80% to 90%	618,695	145,388
70% to 80%	1,719,585	184,168
60% to 70%	3,686,385	1,548,486
50% to 60%	998,617	824,354
Less than 50%	681,422	109,665
Total	$7,704,704	$2,908,541

Mortgage loans by geographic distribution:

State	December 31, 2020%		December 31, 2019%
Alabama	$142,604	1.9%	$145,389	5.0%
California	188,195	2.4	-	0.0
Colorado	202,868	2.6	-	0.0
Connecticut	222,025	2.9	-	0.0
Florida	1,715,517	22.2	228,529	7.9
Georgia	363,603	4.7	-	0.0
Illinois	467,065	6.1	782,437	26.9
Indiana	48,966	0.6	53,808	1.9
Kentucky	109,376	1.4	-	0.0
Louisiana	99,179	1.3	-	0.0
Michigan	108,195	1.4	-	0.0
Missouri	375,773	4.9	55,857	1.9
South Carolina	29,384	0.4	-	0.0
Tennessee	736,619	9.6	780,840	26.8
Texas	2,345,107	30.4	715,931	24.6
Utah	329,324	4.3	-	0.0
Virginia	77,110	1.0	-	0.0
Wisconsin	143,794	1.9	145,750	5.0
Total	$7,704,704	100.0%	$2,908,541	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

2.           Investments (continued)

There were 3 mortgage loans with a principal balance of $191,110 that were 90 days or more past due and still accruing interest as of December 31, 2020. There were 8 mortgage loans with a principal balance of $698,090 that were 90 days or more past due as of December 31, 2019. The Company had a mortgage loan allowance of $37,963 and $0 as of December 31, 2020 and 2019, respectively.

	December 31, 2020	December 31, 2019
Beginning of year: mortgage loan allowance balance	$-	$-
Current year provision of estimated mortgage loan losses	37,963	-
End of year: mortgage loan allowance balance	$37,963	$-

Major categories of net investment income for the years ended December 31, 2020 and 2019 are summarized as follows:

	For the Years Ended December 31,
	2020	2019

Fixed maturity securities	$382,416	$305,782
Other long-term assets	251,074	124,328
Mortgage loans	367,716	142,409
Short-term and other investments	48,431	167,800
Gross investment income	1,049,637	740,319
Investment expenses	(170,155)	(47,693)
Net investment income	$879,482	$692,626

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

December 31, 2020 and 2019

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019 is summarized as follows:

December 31, 2020	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$10,756,242	$-	$10,756,242
Total fixed maturity securities	$-	$10,756,242	$-	$10,756,242

December 31, 2019	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$8,089,460	$-	$8,089,460
Total fixed maturity securities	$-	$8,089,460	$-	$8,089,460

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

The Company’s fixed maturity securities available-for-sale portfolio is highly liquid and allows for substantially all of the portfolio to be priced through pricing services.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

3.           Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets disclosed, but not carried, at fair value as of December 31, 2020 and 2019 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,985,917	$10,985,917	$10,985,917	$-	$-
Mortgages on real estate	7,704,704	8,358,970	-	-	8,358,970
Other long-term investments	3,548,095	4,103,229	-	-	4,103,229
Accrued investment income	166,386	166,386	-	-	166,386
Advances and notes receivable	127,858	127,858	-	-	127,858
Total financial assets	$22,532,960	23,742,360	$10,985,917	$-	$12,756,443

Financial liabilities
Policyholders’ account balances	$25,490,906	$23,971,146	$-	$-	$23,971,146
Policy claims and other benefits	467,219	467,219	-	-	467,219
Total financial liabilities	$25,958,125	$24,438,365	$-	$-	$24,438,365

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$15,208,477	$15,208,477	$15,208,477	$-	$-
Mortgages on real estate	2,908,541	2,851,527	-	-	2,851,527
Other long-term investments	1,966,347	2,290,552	-	-	2,290,552
Accrued investment income	111,889	111,889	-	-	111,889
Advances and notes receivable	134,560	134,560	-	-	134,560
Total financial assets	$20,329,814	20,597,005	$15,208,477	$-	$5,388,528

Financial liabilities
Policyholders’ account balances	$18,440,872	$15,893,600	$-	$-	$15,893,600
Policy claims and other benefits	59,693	59,693	-	-	59,693
Total financial liabilities	$18,500,565	$15,953,293	$-	$-	$15,953,293

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

December 31, 2020 and 2019

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

Mortgage loans on Real Estate

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios at or below 89%. The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

Policy Claims and other benefits

The carrying amounts reported for these liabilities approximate their fair value.

4.          Property and Equipment

Property and equipment as of December 31, 2020 and 2019 is summarized as follows:

	December 31, 2020	December 31, 2019
Total property and equipment	$73,082	$60,372
Less - accumulated depreciation	(46,689)	(33,532)
Property and equipment net of accumulated depreciation	$26,393	$26,840

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and December 31, 2019 are as follows:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$1,711	1,331
Reserves	641	454
Other	74	52
Gross deferred tax assets	$2,426	1,837
Valuation Allowance	(1,951)	(1,675)
Net deferred tax assets	$475	162

Deferred tax liabilities:
Investments - Unrealized.	(245)	(87)
Deferred Acquisition Costs	(143)	(76)
Other	(87)	(86)
Net deferred tax liabilities	$(475)	$(249)

Net deferred tax liability	$(0)	$(87)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $1.95 million has been recorded to recognize only the portion of the DTA that is more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

We have federal income tax NOL carryforwards of $8.1 million, which will expire on various dates as follows:

2031-2037	$4,172,660
Indefinite Lived	3,975,981
Total	$8,148,641

We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the DTAs related to these NOL carryforwards.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

5.          Income Taxes (continued)

The Company and its subsidiaries have no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns, income tax returns in various state jurisdictions, and franchise tax returns in the state of Texas.  The 2017 through 2019 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

6.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $2,802,606 as of December 31, 2020.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.         Stock Incentive Plan

The Company’s life subsidiary, TRLIC has an Agent Stock Incentive Plan (“ASIP”).  The plan was approved in August 2018 by the Texas State Securities Board.  The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products.  Calculation of awards at December 31, 2020 are based on production for the period of January through December 2020.  The ASIP will issue 4,710 shares awarded on 2020 production. The ASIP issued 4,120 shares in 2020 based on 2019 production. In addition, the Company granted 10,000 shares each in 2020 and 2019 as part of employment agreements to two employees.

8.          Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in 2022. The lease includes an option to extend or renew the lease term. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. The exercise of the renewal option is at the Company's discretion; at this time there is uncertainty as to the Company exercising its renewal option, so the option is not included in the determination of the present value calculation. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2020 are as follows:

2021	95,159
2022	96,597
Total operating lease payments, undiscounted	$191,756
Less: interest	(26,224)
Lease liability, at present value	$165,532

9.           Shareholders’ Equity and Statutory Accounting Practices

TRLIC is domiciled in Texas and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.  Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

The statutory net loss for TRLIC was $2,238,827 and $2,193,318 for the years ended December 31, 2020 and 2019, respectively. The statutory capital and surplus of TRLIC was $1,642,986 and $4,043,328 as of December 31, 2020 and 2019, respectively. TRLIC is subject to Texas laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the TDI.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity for TRLIC to pay a dividend to TRCC. TRLIC has paid no dividends to TRCC.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2020.

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

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 25, 2021	By:	/s/ Timothy R. Miller
Timothy R. Miller
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 25, 2021	By:	/s/ Shane S. Mitchell
Shane S. Mitchell
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Timothy R. Miller	Date	March 25, 2021
Timothy R. Miller
President and Chief Executive Officer

By	/s/ William S. Lay	Date	March 25, 2021
William S. Lay
Secretary and Treasurer

By	/s/ Charles R. Bailey	Date	March 25, 2021
Charles R. Bailey, Director

By	/s/ Steven D. Braley	Date	March 25, 2021
Steven D. Braley, Director

By	/s/ David L. Cleavinger	Date	March 25, 2021
David L. Cleavinger, Director

By	/s/ Kenneth R. Davis	Date	March 25, 2021
Kenneth R. Davis, Director

By	/s/ J. Pete Laney	Date	March 25, 2021
J. Pete Laney, Director

By	/s/ Adrian G. McDonald Jr.	Date	March 25, 2021
Adrian G. McDonald Jr., Director

By	/s/ Alvie J. Mitchell Jr.	Date	March 25, 2021
Alvie J. Mitchell Jr., Director

By	/s/ Vernon R. Woelke	Date	March 25, 2021
Vernon R. Woelke, Director

By	/s/ Gregg E. Zahn	Date	March 25, 2021
Gregg E. Zahn. Director