Form 10-Q
period 2021-03-31
Texas Republic Capital Corp
filed 2021-05-13
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of April 30, 2021: 14,778,817 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2021

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $9,380,618 and $9,589,936 as of March 31, 2021 and December 31, 2020, respectively)	$10,226,509	$10,756,242
Mortgage loans, net of allowance	6,587,051	7,704,704
Other long-term investments	3,469,522	3,548,095
Total investments	20,283,082	22,009,041
Cash and cash equivalents	12,672,815	10,985,917
Accrued investment income	168,540	166,386
Due premium	24,131	15,501
Deferred policy acquisition costs	1,059,706	1,052,533
Deferred sales inducement costs	856,176	911,784
Advances and notes receivable, net of allowance	143,707	127,858
Leased property - right to use	144,841	165,532
Prepaid assets	217,304	202,868
Furniture and equipment, net	25,402	26,393
Other assets	504,682	310,118
Total assets	$36,100,386	$35,973,931

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$26,846,976	$25,490,906
Future policy benefits	748,083	652,846
Policy claims and other benefits	215,546	467,219
Liability for deposit-type contracts	10,111	10,059
Other policyholder liabilities	10,795	103,484
Total policy liabilities	27,831,511	26,724,514
Lease liability	144,841	165,532
Other liabilities	60,661	41,418
Total liabilities	28,037,013	26,931,464

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of March 31, 2021 and December 31, 2020, 14,778,817 and 14,778,707 outstanding as of March 31, 2021 and December 31, 2020, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (88,280 and 88,390 shares as of March 31, 2021 and December 31, 2020, respectively)	(86,490)	(86,600)
Accumulated other comprehensive income	845,891	1,166,306
Accumulated deficit	(10,383,317)	(9,724,528)
Total shareholders’ equity	8,063,373	9,042,467
Total liabilities and shareholders’ equity	$36,100,386	$35,973,931

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Premiums and other considerations	$169,616	$119,145
Net investment income	290,968	216,976
Net realized losses on investments	(875)	-
Commission income	9,251	8,253
Total revenues	468,960	344,374
Benefits, claims and expenses
Increase in future policy benefits	32,206	56,384
Death and other benefits	(14,092)	2,421
Interest credited to policyholders	363,633	206,151
Total benefits and claims	381,747	264,956
Policy acquisition costs deferred	(132,367)	(135,177)
Policy acquisition costs amortized	125,194	25,371
Commissions	173,144	171,086
Salaries and employee benefits	326,846	393,492
Office rent	23,718	22,759
Third-party administration fees	27,369	69,704
Travel, meals and entertainment	12,954	11,451
Professional fees	138,882	55,091
Other general and administrative expenses	50,262	118,890
Total benefits, claims and expenses	1,127,749	997,623
Net loss	$(658,789)	$(653,249)

Net loss per common share outstanding	$(0.04)	$(0.04)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net loss	$(658,789)	$(653,249)
Other comprehensive loss
Total net unrealized losses arising during the period	(321,290)	(568,340)
Less net realized investment gains (losses)	(875)	-
Net unrealized investment losses	(320,415)	(568,340)
Adjustment to deferred acquisition costs	-	1,404
Deferred taxes	-	87,104
Total other comprehensive loss	(320,415)	(479,832)
Total comprehensive loss	$(979,204)	$(1,133,081)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Common			Accumulated
	Stock	Additional		Other
	$.01 Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2020	$148,671	$17,538,618	$(104,485)	$327,676	$(7,237,665)	$10,672,815
Other comprehensive loss	-	-	-	(479,832)	-	(479,832)
Net loss	-	-	-	-	(653,249)	(653,249)
Balance as of March 31, 2020	$148,671	$17,538,618	$(104,485)	$(152,156)	$(7,890,914)	$9,539,734

Balance as of January 1, 2021	$148,671	$17,538,618	$(86,600)	$1,166,306	$(9,724,528)	$9,042,467
Treasury shares issued	-	-	110	-	-	110
Other comprehensive loss	-	-	-	(320,415)	-	(320,415)
Net loss	-	-	-	-	(658,789)	(658,789)
Balance as of March 31, 2021	$148,671	$17,538,618	$(86,490)	$845,891	$(10,383,317)	$8,063,373

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(658,789)	$(653,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(71,334)	(53,710)
Net realized capital losses (gains)	875	-
Provision for depreciation	3,372	2,917
Policy acquisition costs deferred	(132,367)	(135,177)
Policy acquisition costs amortized	125,194	25,371
Amortization of mortgage loan origination fees	21,496	8,270
Provision for estimated mortgage loan losses	(5,509)	-
Provision for estimated uncollectible advances and notes receivable	(3,983)	-
Interest credited to policyholders	363,633	206,151
Non-cash salary expense	110	-
Change in assets and liabilities:
Accrued investment income	(2,154)	(27,692)
Due premium	(8,630)	(13,450)
Advances and notes receivable	(11,866)	(42,261)
Prepaid assets	(14,436)	38,056
Other assets	(194,564)	(89,838)
Future policy benefits	95,237	56,377
Policy claims	(251,673)	2,421
Other policy liabilities	(92,689)	110,656
Other liabilities	19,243	30,243
Net cash used in operating activities	(818,834)	(534,915)

Investing activities
Purchases of furniture and equipment	(2,381)	-
Purchase of fixed maturity securities	-	(1,108,806)
Sales of fixed maturity securities	205,530	-
Payments on mortgage loans	1,121,176	436,387
Purchase of other long-term investments	-	(882,909)
Payments on other long-term investments	133,310	64,900
Net cash provided by (used in) investing activities	1,457,635	(1,490,428)

Financing activities
Policyholder deposits	1,161,094	4,667,563
Policyholder withdrawals	(113,049)	-
Deposit-type contracts - deposits	52	-
Deposit-type contracts - withdrawals	-	(5,125)
Net cash provided by financing activities	1,048,097	4,662,438

Increase in cash and cash equivalents	1,686,898	2,637,095
Cash and cash equivalents, beginning of period	10,985,917	15,208,477
Cash and cash equivalents, end of period	$12,672,815	$17,845,572

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$110	$-

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. Total capitalization of TRLIC was $7,907,133 at March 31, 2021.

TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.  In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. Total capitalization of TRLS was $350,000 at March 31, 2021.

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

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2020.

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

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.  These reclassifications had no effect on the previously reported net loss or shareholders’ equity.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

March 31, 2021

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $132,367 of DAC deferred for the three months ended March 31, 2021 and $125,194 of DAC amortized for the three months ended March 31, 2021. There was $135,177 of DAC deferred for the three months ended March 31, 2020 and $25,371 of DAC amortized for the three months ended March 31, 2020.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $856,176 and $911,784 of SIC deferred at March 31, 2021 and December 31, 2020, respectively.  For the three months ended March 31, 2021 there was $40,860 of SIC deferred and $96,469 of SIC amortized. There was $230,124 of SIC deferred and $46,940 of SIC amortized during the three months ended March 31, 2020.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $80,561 and $84,544 as of March 31, 2021 and December 31, 2020, respectively. Uncollectible amounts are reported in the results of operations in the year the determination is made.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months.  The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $144,841 as of March 31, 2021 compared to $165,532 as of December 31, 2020.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.20% to 5.125%.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,778,725 and 14,764,587 for the three months ended March 31, 2021 and 2020, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds.  FTFC will present to the Company investments based on criteria the Company has established.  The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment.  All mortgage loans and lottery bonds that were purchased by the Company in 2020 were obtained through this agreement. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid $118,107 to FTFC under the agreement for the year ending December 31, 2020. No such purchases have been made or fees have been paid in 2021 as of March 31, 2021.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

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

March 31, 2021

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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of March 31, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2021 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$9,380,618	$851,782	$5,891	$10,226,509
Total fixed maturity securities	$9,380,618	$851,782	$5,891	$10,226,509

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$9,589,936	$1,168,197	$1,891	$10,756,242
Total fixed maturity securities	$9,589,936	$1,168,197	$1,891	$10,756,242

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2021 and December 31, 2020 are summarized as follows:

		Unrealized	Number of
March 31, 2021 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$207,168	$5,891	1

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$207,168	5,891	1

		Unrealized	Number of
December 31, 2020	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$5,750	$625	1

Greater than 12 months
Corporate bonds	100,911	1,266	1
Total fixed maturity securities	$106,661	$1,891	2

As of March 31, 2021, the only fixed maturity security in a less than 12-month loss position had a fair value to amortized cost ratio of 97.2%. As of December 31, 2020, the only fixed maturity security in a less than 12-month loss position had a fair value to amortized cost ratio of 90.2% and the one fixed maturity security in a loss position greater than 12-months had a fair value to amortized cost ratio of 98.8%.

As of March 31, 2021 and December 31, 2020, 1.7% and 1.5% of total fair value of fixed maturity securities were below investment grade as rated by Standard and Poor’s, respectively.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2021 and one other-than-temporary impairment during the year ended December 31, 2020. Management decided to recognize an impairment loss on one of its fixed maturity securities due to the prolonged loss position and the degree of overall loss resulting from credit-related issues. The Company reported an impairment loss of $94,246 through its statement of operations for the year ending December 31, 2020.

Except for the impaired security, management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2021, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	March 31, 2021	December 31, 2020
Unrealized appreciation on available-for-sale securities	$845,891	$1,166,306
Adjustment to deferred acquisition costs	-	-
Deferred taxes	-	-
Net unrealized appreciation on available-for-sale securities	$845,891	$1,166,306

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2021, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due after one year through five years	$3,947,290	$4,232,245
Due after five years through ten years	2,948,533	3,256,399
Due after ten years	2,484,795	2,737,865
Total fixed maturity securities	$9,380,618	$10,226,509

For the three months ended March 31, 2021, the Company received $205,530 of proceeds from sales and maturities of investments in available-for-sale securities and had $127 and $1,002 of gross gains and gross losses realized, respectively. For the year ended December 31, 2020, the Company received $692,146 of proceeds from sales and maturities of investments in available-for-sale securities and had $19,321 and $10,486 of gross gains and gross losses realized, respectively.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of March 31, 2021, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$902,953	$931,789
Due after one year through five years	2,065,283	2,328,868
Due after five years through ten years	476,829	621,666
Due after ten years	24,457	36,968
Total other long-term investments	$3,469,522	$3,919,291

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

2.          Investments (continued)

Other long-term investments by geographic distribution:

	(Unaudited)
	March 31, 2021%		December 31, 2020%
California	$503,184	14.5%	$498,627	14.1%
Florida	240,359	6.9	238,587	6.7
Georgia	304,728	8.8	324,333	9.1
Indiana	384,265	11.1	396,533	11.2
Massachusetts	862,454	24.9	863,623	24.3
New York	583,778	16.8	616,315	17.4
Ohio	162,201	4.6	160,005	4.5
Oregon	127,287	3.7	126,217	3.6
Pennsylvania	301,266	8.7	323,855	9.1
Total	$3,469,522	100.0%	$3,548,095	100.0%

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of March 31, 2021 and December 31, 2020 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) March 31, 2021	December 31, 2020
80% to 90%	$494,358	$618,695
70% to 80%	1,601,756	1,719,585
60% to 70%	3,040,101	3,686,385
50% to 60%	936,634	998,617
Less than 50%	514,202	681,422
Total	$6,587,051	$7,704,704

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

2.          Investments (continued)

Mortgage loans by geographic distribution:

State	(Unaudited) March 31, 2021%		December 31, 2020%
Alabama	$142,603	2.2%	$142,604	1.9%
California	187,780	2.9	188,195	2.4
Colorado	202,312	3.1	202,868	2.6
Connecticut	221,425	3.4	222,025	2.9
Florida	1,083,032	16.4	1,715,517	22.2
Georgia	363,092	5.5	363,603	4.7
Illinois	464,126	7.0	467,065	6.1
Indiana	47,294	0.7	48,966	0.6
Kentucky	108,219	1.6	109,376	1.4
Louisiana	98,081	1.5	99,179	1.3
Michigan	-	-	108,195	1.4
Missouri	373,242	5.7	375,773	4.9
South Carolina	28,748	0.4	29,384	0.4
Tennessee	722,536	11.0	736,619	9.6
Texas	2,324,637	35.3	2,345,107	30.4
Utah	-	-	329,324	4.3
Virginia	76,458	1.2	77,110	1.0
Wisconsin	143,466	2.1	143,794	1.9
Total	$6,587,051	100.0%	$7,704,704	100.0%

There were 3 mortgage loans with a principal balance of $190,762 that were 90 days or more past due and still accruing interest as of March 31, 2021. There were 3 mortgage loans with a principal balance of $191,110 that were 90 days or more past due and still accruing interest as of December 31, 2020. The Company had a mortgage loan allowance of $32,454 and $37,963 as of March 31, 2021 and December 31, 2020, respectively.

	(Unaudited) March 31, 2021	December 31, 2020
Beginning of year: mortgage loan allowance balance	$37,963	$-
Current year change in provision of estimated mortgage loan losses	(5,509)	37,963
End of year: mortgage loan allowance balance	$32,454	$37,963

Major categories of net investment income for the three months ended March 30, 2021 and 2020 are summarized as follows:

	For the Three Months Ended March 31,
	2021	2020

Fixed maturity securities	$115,428	$82,929
Other long-term assets	54,738	54,962
Mortgage loans	151,804	46,856
Short-term and other investments	190	38,433
Gross investment income	322,160	223,180
Investment expenses	(31,192)	(6,204)
Net investment income	$290,968	$216,976

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized as follows:

March 31, 2021 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$10,226,509	$-	$10,226,509
Total fixed maturity securities	$-	$10,226,509	$-	$10,226,509

December 31, 2020	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$10,756,242	$-	$10,756,242
Total fixed maturity securities	$-	$10,756,242	$-	$10,756,242

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service.  The third-party investment service provides quoted prices which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2021 and December 31, 2020 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2021 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,672,815	$12,672,815	$12,672,815	$-	$-
Mortgages on real estate	6,587,051	7,085,148	-	-	7,085,148
Other long-term investments	3,469,522	3,919,291	-	-	3,919,291
Accrued investment income	168,540	168,540	-	-	168,540
Advances and notes receivable	143,707	143,707	-	-	143,707
Total financial assets	$23,041,635	$23,989,501	$12,672,815	$-	$11,316,686

Financial liabilities
Policyholders’ account balances	$26,846,976	$26,547,398	$-	$-	$26,547,398
Policy claims and other benefits	215,546	215,546	-	-	215,546
Total financial liabilities	$27,062,522	$26,762,944	$-	$-	$26,762,944

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,985,917	$10,985,917	$10,985,917	$-	$-
Mortgages on real estate	7,704,704	8,358,970	-	-	8,358,970
Other long-term investments	3,548,095	4,103,229	-	-	4,103,229
Accrued investment income	166,386	166,386	-	-	166,386
Advances and notes receivable	127,858	127,858	-	-	127,858
Total financial assets	$22,532,960	$23,742,360	$10,985,917	$-	$12,756,443

Financial liabilities
Policyholders’ account balances	$25,490,906	$23,971,146	$-	$-	$23,971,146
Policy claims and other benefits	467,219	467,219	-	-	467,219
Total financial liabilities	$25,958,125	$24,438,365	$-	$-	$24,438,365

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

Mortgages loans on Real Estate

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

4.          Income Taxes (continued)

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended March 31, 2021. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of March 31, 2021, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repeals the 80 percent limitation for taxable years beginning before January 1, 2021.

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

5.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $4,083,320 as of March 31, 2021.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6.         Stock Incentive Plan

The Company’s life subsidiary, TRLIC has an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards at December 31, 2020 are based on production for the period of January through December 2020. 110 shares have been issued in 2021. The ASIP will issue an additional 4,710 shares in 2021 awarded on 2020 production. The ASIP issued 4,120 shares in 2020 based on 2019 production. In addition, the Company granted 10,000 shares each in 2020 and 2019 as part of employment agreements to two employees.

7.          Lease Commitment

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of March 31, 2021 are as follows:

2021 (remaining)	$71,441
2022	96,597
Total operating lease payments, undiscounted	$168,038
Less: interest	(23,197)
Lease liability, at present value	$144,841

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. Total capitalization of TRLIC was $7,907,133 at March 31, 2021.

TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS.  In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. Total capitalization of TRLS was $350,000 at March 31, 2021.

We are a financial services holding company and have incurred significant net losses since our inception. As of March 31, 2021, we had an accumulated deficit of $10,383,317. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums and investment income which are sufficient to cover our operating costs.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.20% to 5.125%.

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

Results of Operations – Three Months Ended March 31, 2021 and 2020

Revenues

Our revenues are from the initial sales of insurance products and investment income from investments in fixed maturity available-for-sale securities, mortgage loans and other long-term assets. Revenue included $169,616 from the sale of life insurance for the three months ended March 31, 2021 and $119,145 for the three months ended March 31, 2020. The Company accepted annuity deposits of $1,161,094 in the three months ended March 31, 2021 compared to annuity deposits of $4,667,563 for the three months ended March 31, 2020. Annuity deposits generate revenue on investments but are not classified as revenue for GAAP reporting.

Net investment income was $290,968 for the three months ended March 31, 2021, an increase of $73,992 from $216,976 for the three months ended March 31, 2020. The increase was primarily driven by additional invested assets. The Company has continued investing in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and an insurance agency.

Expenses were $1,127,749 for the three months ended March 31, 2021, an increase of $130,126 from $997,623 for the three months ended March 31, 2020. Significant expense categories are discussed below.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense by $116,791 for the three months ended March 31, 2021 compared to the same period in the prior year. Expenses were $381,747 and $264,956 for the three months ended March 31, 2021 and 2020, respectively. The increase is primarily due to the interest credited to policyholders.

Commissions – Commission expenses were $173,144 and $171,086 for the three months ended March 31, 2021 and 2020, respectively.  The increase of $2,058 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $66,646 for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease is primarily related to two less salaried employees and reduced costs savings from a switch made to a different health benefits plan for all employees.

Other Expenses – Professional fees increased $83,791 for the three months ended March 31, 2021 compared to the same period in the prior year. The professional fees increase was due to additional public accounting firm fees as well as consulting actuarial fees for new product development.

Net Loss

The net loss was $658,789, or $(0.04) per share, for the three months ended March 31, 2021 compared to a net loss of $653,249 or $(0.04) per share, for the three months ended March 31, 2020. The $5,540 increase in the net loss was primarily attributable to the increase and decrease in expenses described above offset slightly by the increase in revenues.

The weighted average common shares outstanding were 14,778,725 and 14,764,587 for the three months ended March 31, 2021 and 2020, respectively.

Financial Position – As of March 31, 2021 and December 31, 2020

Total assets of the Company increased from $35,973,931 as of December 31, 2020 to $36,100,386 as of March 31, 2021, an increase of $126,455. Assets that increased or decreased materially in 2021 were fixed maturity securities, mortgage loans, other long-term investments, and cash and cash equivalents. The Company received proceeds from payments or sales of invested assets along with premium receipts from policies.

Total investments decreased by $1,725,959, or 7.8%. This decrease was due to principal payments and sales of invested assets. As a result, cash and cash equivalents increased by $1,686,898 for the three months ended March 31, 2021. All non-operating cash is held in interest bearing cash equivalent accounts. We continue to invest our excess cash in higher yielding investments as suitable options become available.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $1,106,997 at March 31, 2021 compared to December 31, 2020.  The increase is directly related to the increase of annuity deposits and in-force life insurance.

Total shareholders’ equity of the Company decreased from $9,042,467 as of December 31, 2020 to $8,063,373 as of March 31, 2021, a decrease of $979,094.  The decrease is mainly due to the net loss from operations of $658,789. It also decreased due to reduced unrealized gains in the investment portfolio at March 31, 2021 compared to December 31, 2020.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through March 31, 2021, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock.  Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 5,720 treasury shares under the ASIP since inception of the plan and 20,000 total treasury shares as part of two employment agreements. The remaining 85,280 shares held by TRLIC and the 3,000 shares held by TRCC total 88,280 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $12,672,815 as of March 31, 2021.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $4,083,320 as of March 31, 2021. Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 12 months. We have based this estimate upon assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and incurred offering costs of $1,444,127 from the sale of 2,002,097 shares in this offering.  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agency. Through March 31, 2021 the Company paid $133,210 for 114,000 shares of the Company’s common stock (treasury stock).  Subsequently, 5,720 shares have been redistributed to agents under the ASIP and 20,000 shares were issued as part of employment agreements.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

May 13, 2021	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

May 13, 2021	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer