Form 10-Q
period 2021-06-30
Texas Republic Capital Corp
filed 2021-08-13
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of July 30, 2021: 14,782,027 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2021

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104.FIL

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $9,371,174 and $9,589,936 as of June 30, 2021 and December 31, 2020, respectively)	$10,414,405	$10,756,242
Mortgage loans, net of allowance	6,693,662	7,704,704
Other long-term investments	3,295,377	3,548,095
Total investments	20,403,444	22,009,041
Cash and cash equivalents	13,282,384	10,985,917
Accrued investment income	218,342	166,386
Due premium	35,195	15,501
Deferred policy acquisition costs	1,141,633	1,052,533
Deferred sales inducement costs	823,994	911,784
Advances and notes receivable, net of allowance	145,733	127,858
Leased property - right to use	124,149	165,532
Prepaid assets	241,298	202,868
Furniture and equipment, net	22,031	26,393
Other assets	424,027	310,118
Total assets	$36,862,230	$35,973,931

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$27,780,364	$25,490,906
Future policy benefits	855,657	652,846
Policy claims and other benefits	111,195	467,219
Liability for deposit-type contracts	4,749	10,059
Other policyholder liabilities	17,735	103,484
Total policy liabilities	28,769,700	26,724,514
Lease liability	124,149	165,532
Other liabilities	178,782	41,418
Total liabilities	29,072,631	26,931,464

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of June 30, 2021 and December 31, 2020, 14,782,027 and 14,778,707 outstanding as of June 30, 2021 and December 31, 2020, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (85,070 and 88,390 shares as of June 30, 2021 and December 31, 2020, respectively)	(83,280)	(86,600)
Accumulated other comprehensive income	1,043,231	1,166,306
Accumulated deficit	(10,857,641)	(9,724,528)
Total shareholders’ equity	7,789,599	9,042,467
Total liabilities and shareholders’ equity	$36,862,230	$35,973,931

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Premiums and other considerations	$161,105	$145,770	$330,721	$264,915
Net investment income	301,776	117,530	592,744	334,506
Net realized gains on investments	7,554	-	6,679	-
Commission income	55,956	203,252	65,207	211,505
Total revenues	526,391	466,552	995,351	810,926
Benefits, claims and expenses
Increase in future policy benefits	62,248	6,168	94,454	62,552
Death and other benefits	(25,243)	3,171	(39,335)	5,592
Interest credited to policyholders	293,464	278,149	657,097	484,300
Total benefits and claims	330,469	287,488	712,216	552,444
Policy acquisition costs deferred	(85,582)	(80,187)	(217,949)	(215,364)
Policy acquisition costs amortized	3,655	24,497	128,849	49,868
Commissions	150,185	100,340	323,329	271,426
Salaries and employee benefits	324,968	393,248	651,814	786,740
Office rent	23,092	15,941	46,810	38,700
Third-party administration fees	19,023	103,870	46,392	173,574
Travel, meals, and entertainment	15,469	4,204	28,423	15,655
Professional fees	124,046	47,258	262,928	102,349
Other general and administrative expenses	95,390	132,833	145,652	251,723
Total benefits, claims and expenses	1,000,715	1,029,492	2,128,464	2,027,115

Net loss	$(474,324)	$(562,940)	$(1,133,113)	$(1,216,189)

Net loss per common share outstanding	$(0.03)	$(0.04)	$(0.08)	$(0.08)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(474,324)	$(562,940)	$(1,133,113)	$(1,216,189)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	204,894	790,893	(116,396)	222,553
Less net realized investment gains	7,554	-	6,679	-
Net unrealized investment gains (losses)	197,340	790,893	(123,075)	222,553
Adjustment to deferred acquisition costs	-	(395)	-	1,009
Deferred taxes	-	(134,052)	-	(46,948)
Total other comprehensive income (loss)	197,340	656,446	(123,075)	176,614
Total comprehensive income (loss)	$(276,984)	$93,506	$(1,256,188)	$(1,039,575)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2020	$148,671	$17,538,618	$(104,485)	$327,676	$(7,237,665)	$10,672,815
Treasury shares issued	-	-	7,885	-	-	7,885
Other comprehensive income	-	-	-	176,614	-	176,614
Net loss	-	-	-	-	(1,216,189)	(1,216,189)
Balance as of June 30, 2020	$148,671	$17,538,618	$(96,600)	$504,290	$(8,453,854)	$9,641,125

Balance as of January 1, 2021	$148,671	$17,538,618	$(86,600)	$1,166,306	$(9,724,528)	$9,042,467
Treasury shares issued	-	-	3,320	-	-	3,320
Other comprehensive loss	-	-	-	(123,075)	-	(123,075)
Net loss	-	-	-	-	(1,133,113)	(1,133,113)
Balance as of June 30, 2021	$148,671	$17,538,618	$(83,280)	$1,043,231	$(10,857,641)	$7,789,599

Three Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of April 1, 2020	$148,671	$17,538,618	$(104,485)	$(152,156)	$(7,890,914)	$9,539,734
Treasury shares issued	-	-	7,885	-	-	7,885
Other comprehensive income	-	-	-	656,446	-	656,446
Net loss	-	-	-	-	(562,940)	(562,940)
Balance as of June 30, 2020	$148,671	$17,538,618	$(96,600)	$504,290	$(8,453,854)	$9,641,125

Balance as of April 1, 2021	$148,671	$17,538,618	$(86,490)	$845,891	$(10,383,317)	$8,063,373
Treasury shares issued	-	-	3,210	-	-	3,210
Other comprehensive income	-	-	-	197,340	-	197,340
Net loss	-	-	-	-	(474,324)	(474,324)
Balance as of June 30, 2021	$148,671	$17,538,618	$(83,280)	$1,043,231	$(10,857,641)	$7,789,599

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(1,133,113)	$(1,216,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(137,803)	(93,111)
Net realized capital gains	(6,679)	-
Provision for depreciation	6,743	6,653
Policy acquisition costs deferred	(217,949)	(215,364)
Policy acquisition costs amortized	128,849	49,868
Mortgage loan origination fees deferred	-	(84,899)
Amortization of mortgage loan origination fees	30,412	9,889
Provision for estimated mortgage loan losses	(4,927)	32,636
Provision for estimated uncollectible advances and notes receivable	(3,921)	59,000
Interest credited to policyholders	657,097	484,300
Non-cash salary expense	3,320	7,885
Change in assets and liabilities:
Accrued investment income	(51,956)	(28,589)
Due premium	(19,694)	(30,635)
Advances and notes receivable	(13,954)	(26,684)
Prepaid assets	(38,430)	(119,245)
Other assets	(113,909)	(87,209)
Future policy benefits	202,811	62,545
Policy claims	(356,024)	5,592
Other policy liabilities	(85,749)	(150,000)
Other liabilities	137,364	14,453
Net cash used in operating activities	(1,017,512)	(1,319,104)

Investing activities
Purchases of furniture and equipment	(2,381)	(11,810)
Purchases of available for sale securities	(12,122)	(1,209,774)
Sales of available for sale securities	231,580	-
Purchases of mortgage loans	(572,994)	(3,998,794)
Payments on mortgage loans	1,579,779	455,105
Purchases of other long-term investments	-	(948,524)
Payments on other long-term investments	375,276	279,135
Net cash provided by (used in) investing activities	1,599,138	(5,434,662)

Financing activities
Policyholder deposits	1,836,446	5,884,571
Policyholder withdrawals	(116,295)	(5,671)
Deposit-type contracts - withdrawals	(5,310)	(5,125)
Net cash provided by financing activities	1,714,841	5,873,775

Increase (decrease) in cash and cash equivalents	2,296,467	(879,991)
Cash and cash equivalents, beginning of period	10,985,917	15,208,477
Cash and cash equivalents, end of period	$13,282,384	$14,328,486

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$3,320	$7,885

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

1.          Organization and Significant Accounting Policies

Nature of Operations

Texas Republic Capital Corporation (the “Company”) is the parent holding company of Texas Republic Life Insurance Company (“TRLIC”), Texas Republic Life Solutions, Inc. (“TRLS”), and Axis Insurance Solutions, LLC (“AIS”). The Company was incorporated in Texas on May 15, 2012, for the primary purpose of forming and capitalizing a life insurance company subsidiary.

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021, the Company made two more capital contributions of $500,000 each. Total capitalization of TRLIC was $8,907,133 at June 30, 2021.

TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021, the Company made two more capital contributions of $25,000 each. Total capitalization of TRLS was $400,000 at June 30, 2021.

AIS, a property & casualty insurance agency, was formed on April 6, 2021. The Company capitalized AIS with $25,000 and owns 100% of AIS.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2020.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

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

The Company’s mortgage loan portfolio is comprised entirely of residential properties with loan to appraised value ratios below 90%. Mortgage loans are carried at current book value. A mortgage loan allowance has been established for any unforeseen losses using an industry approach, which establishes a reserve for possible loan losses charged to expense which represents, in the Company’s judgement, the known and estimated credit losses existing in the loan portfolio. This reserve reduces the carrying value of investment in mortgage loans on the consolidated statement of financial position. The fair values for mortgage loans are estimated using discounted cash flow analysis. The discount rate used to calculate fair values was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

June 30, 2021

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market instruments.

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $217,949 of DAC deferred and $128,849 of DAC amortized for the six months ended June 30, 2021. For the three months ended June 30, 2021, there was $85,582 of DAC deferred and $3,655 of DAC amortized. There was $215,364 of DAC deferred and $49,868 of DAC amortized for the six months ended June 30, 2020. For the three months ended June 30, 2020, there was $80,187 of DAC deferred and $24,497 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $823,994 and $911,784 of SIC deferred at June 30, 2021 and December 31, 2020, respectively. There was $70,868 of SIC deferred and $158,658 of SIC amortized for the six months ended June 30, 2021.  For the three months ended June 30, 2021, there was $30,008 of SIC deferred and $62,189 of SIC amortized. There was $295,589 of SIC deferred and $118,346 SIC amortized for the six months ended June 30, 2020. For the three months ended June 30, 2020, there was $65,465 of SIC deferred and $71,406 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $80,623 and $84,544 as of June 30, 2021 and December 31, 2020, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months.  The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $124,149 as of June 30, 2021 compared to $165,532 as of December 31, 2020.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 1.55% to 5.125%.

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,779,039 and 14,766,304 for the six months ended June 30, 2021 and 2020, respectively. The weighted average common shares outstanding were 14,779,352 and 14,768,020 for the three months ended June 30, 2021 and 2020, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds.  FTFC will present to the Company investments based on criteria the Company has established.  The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment.  All mortgage loans and lottery bonds that were purchased by the Company in 2020 were obtained through this agreement. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid $118,107 to FTFC under the agreement for the year ending December 31, 2020. No such purchases have been made or fees have been paid in 2021 as of June 30, 2021.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

June 30, 2021

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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2021 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$9,371,174	$1,043,231	$-	$10,414,405
Total fixed maturity securities	$9,371,174	$1,043,231	$-	$10,414,405

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$9,589,936	$1,168,197	$1,891	$10,756,242
Total fixed maturity securities	$9,589,936	$1,168,197	$1,891	$10,756,242

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2021 and December 31, 2020 are summarized as follows:

		Unrealized	Number of
June 30, 2021 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$-	$-	-

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$-	$-	-

		Unrealized	Number of
December 31, 2020	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$5,750	$625	1

Greater than 12 months
Corporate bonds	100,911	1,266	1
Total fixed maturity securities	$106,661	$1,891	2

As of June 30, 2021, there were no fixed maturity securities in an unrealized loss position. As of December 31, 2020, the only fixed maturity security in a less than 12-month loss position had a fair value to amortized cost ratio of 90.2% and the one fixed maturity security in a loss position greater than 12-months had a fair value to amortized cost ratio of 98.8%.

As of June 30, 2021 and December 31, 2020, 1.5% and 1.5% of total fair value of fixed maturity securities were below investment grade as rated by Standard and Poor’s, respectively.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2021 and one other-than-temporary impairment during the year ended December 31, 2020. Management decided to recognize an impairment loss on one of its fixed maturity securities due to the prolonged loss position and the degree of overall loss resulting from credit-related issues. The Company reported an impairment loss of $94,246 through its statement of operations for the year ending December 31, 2020.

Except for the impaired security, management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2021, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. There were no fixed maturity securities in an unrealized loss position.

Net unrealized gains included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2021	December 31, 2020
Unrealized appreciation on available-for-sale securities	$1,043,231	$1,166,306
Adjustment to deferred acquisition costs	-	-
Deferred taxes	-	-
Net unrealized appreciation on available-for-sale securities	$1,043,231	$1,166,306

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2021, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$99,866	$101,817
Due after one year through five years	4,202,033	4,520,172
Due after five years through ten years	2,585,978	2,917,068
Due after ten years	2,483,297	2,875,348
Total fixed maturity securities	$9,371,174	$10,414,405

For the six months ended June 30, 2021, the Company received $231,580 of proceeds from sales and maturities of investments in available-for-sale securities and had $7,681 and $1,002 of gross gains and gross losses realized, respectively. For the year ended December 31, 2020, the Company received $692,146 of proceeds from sales and maturities of investments in available-for-sale securities and had $19,321 and $10,486 of gross gains and gross losses realized, respectively.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of June 30, 2021, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$873,395	$898,711
Due after one year through five years	1,938,879	2,195,663
Due after five years through ten years	458,423	612,337
Due after ten years	24,680	38,748
Total other long-term investments	$3,295,377	$3,745,459

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2.          Investments (continued)

Other long-term investments by geographic distribution:

	(Unaudited)
	June 30, 2021%		December 31, 2020%
California	$459,651	13.9%	$498,627	14.1%
Florida	242,159	7.3	238,587	6.7
Georgia	286,070	8.7	324,333	9.1
Indiana	388,211	11.8	396,533	11.2
Massachusetts	799,338	24.3	863,623	24.3
New York	554,339	16.8	616,315	17.4
Ohio	143,271	4.4	160,005	4.5
Oregon	128,369	3.9	126,217	3.6
Pennsylvania	293,969	8.9	323,855	9.1
Total	$3,295,377	100.0%	$3,548,095	100.0%

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of June 30, 2021 and December 31, 2020 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) June 30, 2021	December 31, 2020
80% to 90%	$623,478	$618,695
70% to 80%	1,382,803	1,719,585
60% to 70%	3,046,437	3,686,385
50% to 60%	1,153,171	998,617
Less than 50%	487,773	681,422
Total	$6,693,662	$7,704,704

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2.          Investments (continued)

Mortgage loans by geographic distribution:

State	(Unaudited) June 30, 2021%		December 31, 2020%
Alabama	$154,118	2.3%	$142,604	1.9%
California	185,015	2.8	188,195	2.4
Colorado	199,008	3.0	202,868	2.6
Connecticut	214,886	3.2	222,025	2.9
Florida	638,922	9.5	1,715,517	22.2
Georgia	357,586	5.3	363,603	4.7
Illinois	463,955	6.9	467,065	6.1
Indiana	47,583	0.7	48,966	0.6
Kentucky	107,470	1.6	109,376	1.4
Louisiana	97,133	1.5	99,179	1.3
Michigan	-	-	108,195	1.4
Missouri	369,133	5.5	375,773	4.9
South Carolina	27,773	0.4	29,384	0.4
Tennessee	1,310,215	19.6	736,619	9.6
Texas	2,300,614	34.4	2,345,107	30.4
Utah	-	-	329,324	4.3
Virginia	75,678	1.1	77,110	1.0
Wisconsin	144,573	2.2	143,794	1.9
Total	$6,693,662	100.0%	$7,704,704	100.0%

There were 3 mortgage loans with a principal balance of $190,799 that were 90 days or more past due and still accruing interest as of June 30, 2021. There were 3 mortgage loans with a principal balance of $191,110 that were 90 days or more past due and still accruing interest as of December 31, 2020. The Company had a mortgage loan allowance of $33,036 and $37,963 as of June 30, 2021 and December 31, 2020, respectively.

	(Unaudited) June 30, 2021	December 31, 2020
Beginning of year: mortgage loan allowance balance	$37,963	$-
Current year change in provision of estimated mortgage loan losses	(4,927)	37,963
End of year: mortgage loan allowance balance	$33,036	$37,963

Major categories of net investment income for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Fixed maturity securities	$96,131	$62,759	$211,559	$145,688
Other long-term assets	67,821	32,577	122,559	87,539
Mortgage loans	151,053	65,972	302,857	112,828
Short-term and other investments	210	7,588	400	46,021
Gross investment income	315,215	168,896	637,375	392,076
Investment expenses	(13,439)	(51,366)	(44,631)	(57,570)
Net investment income	$301,776	$117,530	$592,744	$334,506

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized as follows:

June 30, 2021 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$10,414,405	$-	$10,414,405
Total fixed maturity securities	$-	$10,414,405	$-	$10,414,405

December 31, 2020	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$10,756,242	$-	$10,756,242
Total fixed maturity securities	$-	$10,756,242	$-	$10,756,242

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service. The third-party investment service provides quoted prices which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2021 and December 31, 2020 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2021 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,282,384	$13,282,384	$13,282,384	$-	$-
Mortgages on real estate	6,693,662	7,143,003	-	-	7,143,003
Other long-term investments	3,295,377	3,745,459	-	-	3,745,459
Accrued investment income	218,342	218,342	-	-	218,342
Advances and notes receivable	145,733	145,733	-	-	145,733
Total financial assets	$23,635,498	$24,534,921	$13,282,384	$-	$11,252,537

Financial liabilities
Policyholders’ account balances	$27,780,364	$27,799,961	$-	$-	$27,799,961
Policy claims and other benefits	111,195	111,195	-	-	111,195
Total financial liabilities	$27,891,559	$27,911,156	$-	$-	$27,911,156

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,985,917	$10,985,917	$10,985,917	$-	$-
Mortgages on real estate	7,704,704	8,358,970	-	-	8,358,970
Other long-term investments	3,548,095	4,103,229	-	-	4,103,229
Accrued investment income	166,386	166,386	-	-	166,386
Advances and notes receivable	127,858	127,858	-	-	127,858
Total financial assets	$22,532,960	$23,742,360	$10,985,917	$-	$12,756,443

Financial liabilities
Policyholders’ account balances	$25,490,906	$23,971,146	$-	$-	$23,971,146
Policy claims and other benefits	467,219	467,219	-	-	467,219
Total financial liabilities	$25,958,125	$24,438,365	$-	$-	$24,438,365

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

4.          Income Taxes

The Company files a consolidated return with its subsidiaries TRLS and AIS. The Company’s other subsidiary TRLIC files a separate federal return for life insurance companies. TRLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

4.          Income Taxes (continued)

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended June 30, 2021. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of June 30, 2021, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repeals the 80 percent limitation for taxable years beginning before January 1, 2021.

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

5.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $4,772,574 as of June 30, 2021.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6.         Stock Incentive Plan

The Company’s life subsidiary, TRLIC has an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards at December 31, 2020 are based on production for the period of January through December 2020. 3,320 shares have been issued in 2021. The ASIP will issue an additional 1,500 shares in 2021 awarded on 2020 production. The ASIP issued 4,120 shares in 2020 based on 2019 production. In addition, the Company granted 10,000 shares each in 2020 and 2019 as part of employment agreements to two employees.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of June 30, 2021 are as follows:

2021 (remaining)	$47,723
2022	96,597
Total operating lease payments, undiscounted	$144,320
Less: interest	(20,171)
Lease liability, at present value	$124,149

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021, the Company made two more capital contributions of $500,000 each. Total capitalization of TRLIC was $8,907,133 at June 30, 2021.

TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021, the Company made two more capital contributions of $25,000 each. Total capitalization of TRLS was $400,000 at June 30, 2021.

AIS, a property & casualty insurance agency, was formed on April 6, 2021. The Company capitalized AIS with $25,000 and owns 100% of AIS. The creation of AIS allows the Company to serve all insurance needs for any individual or group. With the expansion of available cross selling opportunities, the Company can further maximize value creation from each policyholder.

We are a financial services holding company and have incurred significant net losses since our inception. As of June 30, 2021, we had an accumulated deficit of $10,857,641. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce insurance policies that provides premiums, commission income and investment income which are sufficient to cover our operating costs.

In addition, the Company is aware that the evolving COVID-19 pandemic may impact the Company’s results of operations, although the magnitude in not known at this time. The Company has not yet experienced any uptick in claim experience or significant adverse conditions to operations due to COVID-19.

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

The Company’s mortgage loan portfolio is comprised entirely of residential properties with loan to appraised value ratios below 90%. Mortgage loans are carried at amortized book value. A mortgage loan allowance has been established for any unforeseen losses using an industry approach. While we utilize our best judgment and information available, the ultimate adequacy of this allowance is dependent upon a variety of factors beyond our control, including the performance of the residential mortgage loan portfolio, the economy and changes in interest rates. Our allowance for possible mortgage loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred losses but not for specifically identified loans. The fair values for mortgage loans are estimated using discounted cash flow analysis. The discount rate used to calculate fair values was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 1.55% to 5.125%.

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

Results of Operations – Three and Six Months Ended June 30, 2021 and 2020

Revenues

Our revenues are obtained from the sales of insurance products. We collect premiums from the products sold by the carrier and commission income from the products sold by the agencies. In addition, we earn investment income from investments in fixed maturity available-for-sale securities, mortgage loans and other long-term assets. Revenue from premiums collected and commission income was $217,061 and $395,928 for the three and six months ended June 30, 2021, respectively, compared to $349,022 and $476,420 for the three and six months ended June 30, 2020, respectively. The decreases in revenue from premiums collected and commission income from the prior periods was due to less commission income collected on new business sold in the current year compared to the prior period. This is due to commission income received on life products is substantially greater in the first year with minimal subsequent year commissions. Those decreases were offset somewhat by increases to premiums collected from the prior periods in the life insurance carrier. The Company accepted annuity deposits of $675,352 and $1,836,446 in the three and six months ended June 30, 2021, respectively, compared to annuity deposits of $1,216,849 and $5,884,412 for the three and six months ended June 30, 2020, respectively. Annuity deposits generate revenue on investments but are not classified as revenue for GAAP reporting. The decreases in annuity deposits from the prior periods was a result of management’s decision to market and sell less annuities.

Net investment income was $301,776 and $592,744 for the three and six months ended June 30, 2021, an increase of $184,246 and $258,238 from $117,530 and $334,506 for the three and six months ended June 30, 2020, respectively. The increase was primarily driven by additional invested assets. The Company has continued investing in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts. The Company also had a small net realized gain of $6,679 on the sale of investments for the six months ended June 30, 2021 compared to $0 for the same period over the previous year.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and two insurance agencies.

Expenses were $1,000,715 and $2,128,464 for the three and six months ended June 30, 2021, a decrease of $28,777 and an increase of $101,349 from $1,029,492 and $2,027,115 for the three and six months ended June 30, 2020, respectively. Significant expense categories are discussed below.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense by $159,772 for the six months ended June 30, 2021 compared to the same period in the prior year. Expenses were $330,469 and $712,216 for the three and six months ended June 30, 2021 compared to $287,488 and $552,444 for the three and six months ended June 30, 2020, respectively. The increase is primarily due to the interest credited to policyholders.

Commissions – Commission expenses were $150,185 and $323,329 for the three and six months ended June 30, 2021 compared to $100,340 and $271,426 for the three and six months ended June 30, 2020, respectively.  The increases are consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $68,280 and $134,926 for the three and six months ended June 30, 2021, respectively, compared to the same period in the prior year. The decrease is primarily related to two less salaried employees and reduced costs savings from a switch made to a different health benefits plan for all employees.

Other Expenses – Professional fees increased $76,788 and $160,579 for the three and six months ended June 30, 2021, respectively, compared to the same period in the prior year. The professional fees increase was due to additional public accounting firm fees related to new tax services as well as consulting actuarial fees. Alternatively, Third-party administrations (TPA) fees decreased $84,847 and $127,182 for the three and six months ended June 30, 2021, respectively, compared to the same period in the prior year. The TPA fees decreased because of switching TPA providers. The new TPA contract does not include the entire suite of services as under the previous one. The omitted services have been contracted for separately with other parties which has led to the increase of professional fees mentioned above. The net effect of the changes in these expense categories is offsetting and minimal.

Net Loss

The net loss was $1,133,113, or $(0.08) per share, for the six months ended June 30, 2021 compared to a net loss of $1,216,189 or $(0.08) per share, for the six months ended June 30, 2020. For the three months ending June 30, the net loss was $474,324 or $(0.03) per share in 2021 and $562,940 or $(0.04) per share in 2020. The improvement of the net loss for the three- and six- months ending June 30, 2021, was primarily attributable to the increase and decrease in expenses described above offset slightly by the increase in revenues.

The weighted average common shares outstanding were 14,779,039 and 14,766,304 for the six months ended June 30, 2021 and 2020, respectively. The weighted average common shares outstanding were 14,779,352 and 14,768,020 for the three months ended June 30, 2021 and 2020, respectively.

Financial Position – As of June 30, 2021 and December 31, 2020

Total assets of the Company increased from $35,973,931 as of December 31, 2020 to $36,862,230 as of June 30, 2021, an increase of $888,299. Assets that increased or decreased materially in 2021 were fixed maturity securities, mortgage loans, other long-term investments, and cash and cash equivalents. The Company received proceeds from payments or sales of invested assets along with premium receipts from policies.

Total investments decreased by $1,605,597, or 7.3%. This decrease was due to principal payments and sales of invested assets. As a result, cash and cash equivalents increased by $2,296,467 for the six months ended June 30, 2021. All non-operating cash is held in interest bearing cash equivalent accounts. We continue to invest our excess cash in higher yielding investments as suitable options become available.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $2,045,186 at June 30, 2021 compared to December 31, 2020.  The increase is directly related to the increase of annuity deposits and in-force life insurance.

Total shareholders’ equity of the Company decreased from $9,042,467 as of December 31, 2020 to $7,789,599 as of June 30, 2021, a decrease of $1,252,868. The decrease is mainly due to the net loss from operations of $1,133,113. It also decreased due to reduced unrealized gains in the investment portfolio at June 30, 2021 compared to December 31, 2020.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through June 30, 2021, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock.  Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 8,930 treasury shares under the ASIP since inception of the plan and 20,000 total treasury shares as part of two employment agreements. The remaining 82,070 shares held by TRLIC and the 3,000 shares held by TRCC total 85,070 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $13,282,384 as of June 30, 2021.  The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $4,772,574 as of June 30, 2021. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations of TRCC.  The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements once a sufficient book of business has been established, or new policy sales are turned off, whichever happens first.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows. The operations of TRLS and AIS should provide sufficient cash flows from commission income to meet their operating requirements. TRLS and AIS are also less capital intensive than TRLIC since it does not retain any of the policy risks or capital requirements.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and incurred offering costs of $1,444,127 from the sale of 2,002,097 shares in this offering.  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agencies. Through June 30, 2021, the Company paid $133,210 for 114,000 shares of the Company’s common stock (treasury stock). Subsequently, 8,930 shares have been redistributed to agents under the ASIP and 20,000 shares were issued as part of employment agreements.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104.FIL**	Inline XBRL Cover Page Interactive Data File

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

August 13, 2021	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

August 13, 2021	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer