Form 10-Q
period 2021-09-30
Texas Republic Capital Corp
filed 2021-11-12
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of November 1, 2021: 14,782,027 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104.FIL

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $9,110,629 and $9,589,936 as of September 30, 2021 and December 31, 2020, respectively)	$10,061,668	$10,756,242
Mortgage loans, net of allowance	7,857,839	7,704,704
Other long-term investments	3,055,864	3,548,095
Total investments	20,975,371	22,009,041
Cash and cash equivalents	13,060,306	10,985,917
Accrued investment income	159,866	166,386
Due premium	21,503	15,501
Deferred policy acquisition costs	1,253,338	1,052,533
Deferred sales inducement costs	775,367	911,784
Advances and notes receivable, net of allowance	127,647	127,858
Leased property - right to use	103,458	165,532
Prepaid assets	248,846	202,868
Furniture and equipment, net	19,747	26,393
Other assets	630,562	310,118
Total assets	$37,376,011	$35,973,931

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$28,763,722	$25,490,906
Future policy benefits	1,110,012	652,846
Policy claims and other benefits	190,144	467,219
Liability for deposit-type contracts	4,786	10,059
Other policyholder liabilities	10,758	103,484
Total policy liabilities	30,079,422	26,724,514
Lease liability	103,458	165,532
Other liabilities	250,363	41,418
Total liabilities	30,433,243	26,931,464

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of September 30, 2021 and December 31, 2020, 14,782,027 and 14,778,707 outstanding as of September 30, 2021 and December 31, 2020, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (85,070 and 88,390 shares as of September 30, 2021 and December 31, 2020, respectively)	(83,280)	(86,600)
Accumulated other comprehensive income	951,039	1,166,306
Accumulated deficit	(11,612,280)	(9,724,528)
Total shareholders’ equity	6,942,768	9,042,467
Total liabilities and shareholders’ equity	$37,376,011	$35,973,931

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Premiums and other considerations	$129,557	$89,337	$460,278	$354,252
Net investment income	256,010	304,470	848,754	638,976
Net realized gains on investments	13,104	-	19,783	-
Commission income	124,799	17,556	190,006	229,061
Total revenues	523,470	411,363	1,518,821	1,222,289
Benefits, claims and expenses
Increase in future policy benefits	192,724	27,547	287,178	90,099
Death and other benefits	125,044	(3,171)	85,709	2,421
Interest credited to policyholders	180,255	304,695	837,352	788,995
Total benefits and claims	498,023	329,071	1,210,239	881,515
Policy acquisition costs deferred	(135,999)	(80,401)	(353,948)	(295,765)
Policy acquisition costs amortized	24,294	(2,346)	153,143	47,522
Commissions	167,494	97,815	490,823	369,241
Salaries and employee benefits	320,958	382,727	972,772	1,169,467
Office rent	23,764	23,438	70,574	62,138
Third-party administration fees	51,260	70,506	97,652	244,080
Travel, meals, and entertainment	13,906	17,316	42,329	32,971
Professional fees	255,135	43,656	518,063	146,005
Other general and administrative expenses	59,274	75,333	204,926	327,056
Total benefits, claims and expenses	1,278,109	957,115	3,406,573	2,984,230

Net loss	$(754,639)	$(545,752)	$(1,887,752)	$(1,761,941)

Net loss per common share outstanding	$(0.05)	$(0.04)	$(0.13)	$(0.12)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(754,639)	$(545,752)	$(1,887,752)	$(1,761,941)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(79,088)	156,347	(195,484)	378,900
Less net realized investment gains	13,104	-	19,783	-
Net unrealized investment gains (losses)	(92,192)	156,347	(215,267)	378,900
Adjustment to deferred acquisition costs	-	-	-	1,009
Deferred taxes	-	(32,833)	-	(79,781)
Total other comprehensive income (loss)	(92,192)	123,514	(215,267)	300,128
Total comprehensive loss	$(846,831)	$(422,238)	$(2,103,019)	$(1,461,813)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2020	$148,671	$17,538,618	$(104,485)	$327,676	$(7,237,665)	$10,672,815
Treasury shares issued	-	-	7,885	-	-	7,885
Other comprehensive income	-	-	-	300,128	-	300,128
Net loss	-	-	-	-	(1,761,941)	(1,761,941)
Balance as of September 30, 2020	$148,671	$17,538,618	$(96,600)	$627,804	$(8,999,606)	$9,218,887

Balance as of January 1, 2021	$148,671	$17,538,618	$(86,600)	$1,166,306	$(9,724,528)	$9,042,467
Treasury shares issued	-	-	3,320	-	-	3,320
Other comprehensive loss	-	-	-	(215,267)	-	(215,267)
Net loss	-	-	-	-	(1,887,752)	(1,887,752)
Balance as of September 30, 2021	$148,671	$17,538,618	$(83,280)	$951,039	$(11,612,280)	$6,942,768

Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of July 1, 2020	$148,671	$17,538,618	$(96,600)	$504,290	$(8,453,854)	$9,641,125
Other comprehensive income	-	-	-	123,514	-	123,514
Net loss	-	-	-	-	(545,752)	(545,752)
Balance as of September 30, 2020	$148,671	$17,538,618	$(96,600)	$627,804	$(8,999,606)	$9,218,887

Balance as of July 1, 2021	$148,671	$17,538,618	$(83,280)	$1,043,231	$(10,857,641)	$7,789,599
Other comprehensive loss	-	-	-	(92,192)	-	(92,192)
Net loss	-	-	-	-	(754,639)	(754,639)
Balance as of September 30, 2021	$148,671	$17,538,618	$(83,280)	$951,039	$(11,612,280)	$6,942,768

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(1,887,752)	$(1,761,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(207,112)	(162,538)
Net realized capital gains	(19,783)	-
Provision for depreciation	9,027	11,267
Policy acquisition costs deferred	(353,948)	(295,765)
Policy acquisition costs amortized	153,143	47,522
Mortgage loan origination fees deferred	-	(76,979)
Amortization of mortgage loan origination fees	41,139	17,220
Provision for estimated mortgage loan losses	976	29,828
Provision for estimated uncollectible advances and notes receivable	(25,696)	86,697
Interest credited to policyholders	837,352	788,995
Non-cash salary expense	3,320	7,885
Change in assets and liabilities:
Accrued investment income	6,520	(65,774)
Due premium	(6,002)	(9,515)
Advances and notes receivable	25,906	(91,474)
Prepaid assets	(45,978)	(161,592)
Other assets	(320,443)	(176,584)
Future policy benefits	457,166	90,092
Policy claims	(277,075)	2,421
Other policy liabilities	(92,726)	(150,885)
Other liabilities	208,945	(46,509)
Net cash used in operating activities	(1,493,021)	(1,917,629)

Investing activities
Purchases of furniture and equipment	(2,381)	(13,082)
Purchases of available for sale securities	(12,122)	(2,702,976)
Sales of available for sale securities	502,236	311,511
Purchases of mortgage loans	(2,289,337)	(3,997,091)
Payments on mortgage loans	2,119,193	895,295
Purchases of other long-term investments	-	(1,892,482)
Payments on other long-term investments	683,213	608,461
Net cash provided by (used in) investing activities	1,000,802	(6,790,364)

Financing activities
Policyholder deposits	2,678,963	6,626,483
Policyholder withdrawals	(107,082)	(198,691)
Deposit-type contracts – net deposits and withdrawals	(5,273)	(4,494)
Net cash provided by financing activities	2,566,608	6,423,298

Increase (decrease) in cash and cash equivalents	2,074,389	(2,284,695)
Cash and cash equivalents, beginning of period	10,985,917	15,208,477
Cash and cash equivalents, end of period	$13,060,306	$12,923,782

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$3,320	$7,885

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021, the Company made three more capital contributions of $500,000 each. Total capitalization of TRLIC was $9,407,133 at September 30, 2021.

TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021, the Company made two more capital contributions of $25,000 each. Total capitalization of TRLS was $400,000 at September 30, 2021.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2020.

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

September 30, 2021

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

September 30, 2021

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market instruments.

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $353,948 of DAC deferred and $153,143 of DAC amortized for the nine months ended September 30, 2021. For the three months ended September 30, 2021, there was $135,999 of DAC deferred and $24,294 of DAC amortized. There was $295,765 of DAC deferred and $47,522 of DAC amortized for the nine months ended September 30, 2020. For the three months ended September 30, 2020, there was $80,401 of DAC deferred and $(2,346) of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $775,367 and $911,784 of SIC deferred at September 30, 2021 and December 31, 2020, respectively. There was $86,341 of SIC deferred and $222,758 of SIC amortized for the nine months ended September 30, 2021.  For the three months ended September 30, 2021, there was $15,473 of SIC deferred and $64,100 of SIC amortized. There was $361,053 of SIC deferred and $150,812 SIC amortized for the nine months ended September 30, 2020. For the three months ended September 30, 2020, there was $65,464 of SIC deferred and $32,466 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances.  Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $58,848 and $84,544 as of September 30, 2021 and December 31, 2020, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months.  The Company’s home office lease has a term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $103,458 as of September 30, 2021 compared to $165,532 as of December 31, 2020.

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

September 30, 2021

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,780,035 and 14,767,105 for the nine months ended September 30, 2021 and 2020, respectively. The weighted average common shares outstanding were 14,782,027 and 14,768,707 for the three months ended September 30, 2021 and 2020, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds.  FTFC will present to the Company investments based on criteria the Company has established.  The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment.  All mortgage loans and lottery bonds that were purchased by the Company in 2020 were obtained through this agreement. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid $118,107 to FTFC under the agreement for the year ending December 31, 2020. No such purchases have been made or fees have been paid in 2021 as of September 30, 2021.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

1.          Organization and Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other” (“ASU 2017-04”).  ASU 2017-04 amended and simplified current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company adopted ASU 2017-04 as of January 1, 2020. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or liquidity.

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

September 30, 2021

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

2.          Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of September 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2021 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$9,110,629	$951,039	$-	$10,061,668
Total fixed maturity securities	$9,110,629	$951,039	$-	$10,061,668

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$9,589,936	$1,168,197	$1,891	$10,756,242
Total fixed maturity securities	$9,589,936	$1,168,197	$1,891	$10,756,242

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2.          Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2021 and December 31, 2020 are summarized as follows:

		Unrealized	Number of
September 30, 2021 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$-	$-	-

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$-	$-	-

		Unrealized	Number of
December 31, 2020	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$5,750	$625	1

Greater than 12 months
Corporate bonds	100,911	1,266	1
Total fixed maturity securities	$106,661	$1,891	2

As of September 30, 2021, there were no fixed maturity securities in an unrealized loss position. As of December 31, 2020, the only fixed maturity security in a less than 12-month loss position had a fair value to amortized cost ratio of 90.2% and the one fixed maturity security in a loss position greater than 12-months had a fair value to amortized cost ratio of 98.8%.

As of September 30, 2021 and December 31, 2020, 0% and 1.5% of total fair value of fixed maturity securities were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2.          Investments (continued)

Based on management’s review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2021 and one other-than-temporary impairment during the year ended December 31, 2020. Management decided to recognize an impairment loss on one of its fixed maturity securities due to the prolonged loss position and the degree of overall loss resulting from credit-related issues. The Company reported an impairment loss of $94,246 through its statement of operations for the year ending December 31, 2020.

Except for the impaired security, management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2021, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. There were no fixed maturity securities in an unrealized loss position.

Net unrealized gains included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	September 30, 2021	December 31, 2020
Unrealized appreciation on available-for-sale securities	$951,039	$1,166,306
Adjustment to deferred acquisition costs	-	-
Deferred taxes	-	-
Net unrealized appreciation on available-for-sale securities	$951,039	$1,166,306

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2021, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$99,908	$100,966
Due after one year through five years	4,340,380	4,659,330
Due after five years through ten years	2,188,560	2,461,457
Due after ten years	2,481,781	2,839,915
Total fixed maturity securities	$9,110,629	$10,061,668

For the nine months ended September 30, 2021, the Company received $502,236 of proceeds from sales and maturities of investments in available-for-sale securities and had $20,785 and $1,002 of gross gains and gross losses realized, respectively. For the year ended December 31, 2020, the Company received $692,146 of proceeds from sales and maturities of investments in available-for-sale securities and had $19,321 and $10,486 of gross gains and gross losses realized, respectively.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of September 30, 2021, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$862,195	$885,290
Due after one year through five years	1,736,272	1,963,978
Due after five years through ten years	432,492	574,479
Due after ten years	24,905	39,023
Total other long-term investments	$3,055,864	$3,462,770

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2.          Investments (continued)

Other long-term investments by geographic distribution:

	(Unaudited) September 30, 2021%		December 31, 2020%
California	$417,803	13.7%	$498,627	14.1%
Florida	243,986	8.0	238,587	6.7
Georgia	272,014	8.9	324,333	9.1
Indiana	313,026	10.2	396,533	11.2
Massachusetts	722,921	23.6	863,623	24.3
New York	551,927	18.1	616,315	17.4
Ohio	145,217	4.8	160,005	4.5
Oregon	107,886	3.5	126,217	3.6
Pennsylvania	281,084	9.2	323,855	9.1
Total	$3,055,864	100.0%	$3,548,095	100.0%

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of September 30, 2021 and December 31, 2020 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) September 30, 2021	December 31, 2020
80% to 90%	$500,433	$618,695
70% to 80%	1,509,833	1,719,585
60% to 70%	4,188,427	3,686,385
50% to 60%	1,086,174	998,617
Less than 50%	572,972	681,422
Total	$7,857,839	$7,704,704

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2.          Investments (continued)

Mortgage loans by geographic distribution:

State	(Unaudited) September 30, 2021%		December 31, 2020%
Alabama	$305,730	3.9%	$142,604	1.9%
California	186,301	2.4	188,195	2.4
Colorado	200,938	2.6	202,868	2.6
Connecticut	218,223	2.8	222,025	2.9
Florida	990,231	12.6	1,715,517	22.2
Georgia	283,623	3.6	363,603	4.7
Illinois	573,982	7.3	467,065	6.1
Indiana	246,672	3.1	48,966	0.6
Kansas	87,062	1.1	-	-
Kentucky	105,847	1.3	109,376	1.4
Louisiana	96,674	1.2	99,179	1.3
Michigan	-	-	108,195	1.4
Missouri	725,151	9.2	375,773	4.9
North Carolina	146,265	1.9	-	-
Pennsylvania	209,447	2.7	-	-
South Carolina	27,443	0.3	29,384	0.4
Tennessee	1,263,960	16.1	736,619	9.6
Texas	1,972,438	25.1	2,345,107	30.4
Utah	-	-	329,324	4.3
Virginia	75,059	1.0	77,110	1.0
Wisconsin	142,793	1.8	143,794	1.9
Total	$7,857,839	100.0%	$7,704,704	100.0%

There were 3 mortgage loans with a principal balance of $190,717 and $191,110 that were 90 days or more past due and still accruing interest as of September 30, 2021 and December 31, 2020, respectively. The Company had a mortgage loan allowance of $38,939 and $37,963 as of September 30, 2021 and December 31, 2020, respectively.

	(Unaudited) September 30, 2021	December 31, 2020
Beginning of year: mortgage loan allowance balance	$37,963	$-
Current year change in provision of estimated mortgage loan losses	976	37,963
End of year: mortgage loan allowance balance	$38,939	$37,963

Major categories of net investment income for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Fixed maturity securities	$98,347	$133,154	$309,906	$278,842
Other long-term assets	68,423	69,195	190,982	156,734
Mortgage loans	122,645	130,439	425,502	243,267
Short-term and other investments	201	1,981	601	48,002
Gross investment income	289,616	334,769	926,991	726,845
Investment expenses	(33,606)	(30,299)	(78,237)	(87,869)
Net investment income	$256,010	$304,470	$848,754	$638,976

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized as follows:

September 30, 2021 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$10,061,668	$-	$10,061,668
Total fixed maturity securities	$-	$10,061,668	$-	$10,061,668

December 31, 2020	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$10,756,242	$-	$10,756,242
Total fixed maturity securities	$-	$10,756,242	$-	$10,756,242

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service. The third-party investment service provides quoted prices which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2021 and December 31, 2020 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2021 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,060,306	$13,060,306	$13,060,306	$-	$-
Mortgages on real estate	7,857,839	8,308,878	-	-	8,308,878
Other long-term investments	3,055,864	3,462,770	-	-	3,462,770
Accrued investment income	159,866	159,866	-	-	159,866
Advances and notes receivable	127,647	127,647	-	-	127,647
Total financial assets	$24,261,522	$25,119,467	$13,060,306	$-	$12,059,161

Financial liabilities
Policyholders’ account balances	$28,763,722	$26,768,354	$-	$-	$26,768,354
Policy claims and other benefits	190,144	190,144	-	-	190,144
Total financial liabilities	$28,953,866	$26,958,498	$-	$-	$26,958,498

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,985,917	$10,985,917	$10,985,917	$-	$-
Mortgages on real estate	7,704,704	8,358,970	-	-	8,358,970
Other long-term investments	3,548,095	4,103,229	-	-	4,103,229
Accrued investment income	166,386	166,386	-	-	166,386
Advances and notes receivable	127,858	127,858	-	-	127,858
Total financial assets	$22,532,960	$23,742,360	$10,985,917	$-	$12,756,443

Financial liabilities
Policyholders’ account balances	$25,490,906	$23,971,146	$-	$-	$23,971,146
Policy claims and other benefits	467,219	467,219	-	-	467,219
Total financial liabilities	$25,958,125	$24,438,365	$-	$-	$24,438,365

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

4.          Income Taxes (continued)

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended September 30, 2021. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of September 30, 2021, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repeals the 80 percent limitation for taxable years beginning before January 1, 2021.

The Company and its subsidiaries have no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2018 through 2020 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

5.          Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $4,256,659 as of September 30, 2021.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of September 30, 2021 are as follows:

2021 (remaining)	$24,005
2022	96,597
Total operating lease payments, undiscounted	$120,602
Less: interest	(17,144)
Lease liability, at present value	$103,458

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016.  The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC.  TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas.  In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021, the Company made three more capital contributions of $500,000 each. Total capitalization of TRLIC was $9,407,133 at September 30, 2021.

TRLS, an insurance agency, was incorporated February 1, 2017.  The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021, the Company made two more capital contributions of $25,000 each. Total capitalization of TRLS was $400,000 at September 30, 2021.

AIS, a property & casualty insurance agency, was formed on April 6, 2021. The Company capitalized AIS with $25,000 and owns 100% of AIS. The creation of AIS allows the Company to serve all insurance needs for any individual or group. With the expansion of available cross selling opportunities, the Company can further maximize value creation from each policyholder.

We are a financial services holding company and have incurred significant net losses since our inception. As of September 30, 2021, we had an accumulated deficit of $11,612,280. These losses have resulted from costs incurred while raising capital and start-up costs related to our insurance operations. We expect to continue to incur operating losses until we achieve a volume of inforce insurance policies that provides premiums, commission income and investment income which are sufficient to cover our operating costs.

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

Results of Operations – Three and Nine Months Ended September 30, 2021 and 2020

Revenues

Our revenues are obtained from the sales of insurance products. We collect premiums from the products sold by the carrier and commission income from the products sold by the agencies. In addition, we earn investment income from investments in fixed maturity available-for-sale securities, mortgage loans and other long-term assets. Revenue from premiums collected and commission income was $254,356 and $650,284 for the three and nine months ended September 30, 2021, respectively, compared to $106,893 and $583,313 for the three and nine months ended September 30, 2020, respectively. The increases in revenue from premiums collected and commission income from the prior periods was due to growth in premium from newly issued products as well as renewal premiums received on previously issued policies. Commission income was only slightly less than compared to the prior periods. Those decreases were more than offset by increases to premiums collected. The Company accepted annuity deposits of $842,517 and $2,678,963 in the three and nine months ended September 30, 2021, respectively, compared to annuity deposits of $742,071 and $6,626,483 for the three and nine months ended September 30, 2020, respectively. Annuity deposits generate revenue on investments but are not classified as revenue for GAAP reporting. The decreases in annuity deposits from the prior periods was a result of management’s decision to market and sell less annuities.

Net investment income was $256,010 and $848,754 for the three and nine months ended September 30, 2021, a decrease of $48,460 and an increase of $209,778 from $304,470 and $638,976 for the three and nine months ended September 30, 2020, respectively. The increase was primarily driven by additional invested assets. The Company has continued investing in mortgage loans on real estate, lottery bonds and corporate bonds to increase investment yields to support interest expense on our annuity deposits. The Company also moved all non-operating cash to interest bearing money market accounts. The Company also had a small net realized gain of $19,783 on the sale of investments for the nine months ended September 30, 2021 compared to $0 for the same period over the previous year.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company and two insurance agencies.

Expenses were $1,278,109 and $3,406,573 for the three and nine months ended September 30, 2021, an increase of $320,994 and $422,343 from $957,115 and $2,984,230 for the three and nine months ended September 30, 2020, respectively. Significant expense categories are discussed below.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense by $328,724 for the nine months ended September 30, 2021 compared to the same period in the prior year. Expenses were $498,023 and $1,210,239 for the three and nine months ended September 30, 2021 compared to $329,071 and $881,515 for the three and nine months ended September 30, 2020, respectively. The increase is primarily due to the interest credited to policyholders and an increase in reserves for new policies issued.

Commissions – Commission expenses were $167,494 and $490,823 for the three and nine months ended September 30, 2021 compared to $97,815 and $369,241 for the three and nine months ended September 30, 2020, respectively.  The increases are consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $61,769 and $196,695 for the three and nine months ended September 30, 2021, respectively, compared to the same period in the prior year. The decrease is primarily related to two less salaried employees and costs savings from a switch made to a different health benefits plan for all employees.

Other Expenses – Professional fees increased $211,479 and $372,058 for the three and nine months ended September 30, 2021, respectively, compared to the same period in the prior year. The professional fees increase was due to additional public accounting firm fees related to new tax services as well as consulting fees, including actuarial fees. Alternatively, Third-party administrations (TPA) fees and other general and administrative fees combined decreased $35,305 and $268,558 for the three and nine months ended September 30, 2021, respectively, compared to the same period in the prior year. The TPA fees decreased because of switching TPA providers. The new TPA contract does not include the entire suite of services as under the previous one. The omitted services have been contracted for separately with other parties which has led to the increase of professional fees mentioned above. The net effect of the changes in these expense categories is offsetting.

Net Loss

The net loss was $1,887,752, or $(0.13) per share, for the nine months ended September 30, 2021 compared to a net loss of $1,761,941 or $(0.12) per share, for the nine months ended September 30, 2020. For the three months ending September 30, the net loss was $754,639 or $(0.05) per share in 2021 and $545,752 or $(0.04) per share in 2020. The increase in the net loss for the three- and nine- months ending September 30, 2021, was primarily attributable to the increase and decrease in expenses described above offset slightly by the increase in revenues.

The weighted average common shares outstanding were 14,780,035 and 14,767,105 for the nine months ended September 30, 2021 and 2020, respectively. The weighted average common shares outstanding were 14,782,027 and 14,768,707 for the three months ended September 30, 2021 and 2020, respectively.

Financial Position – As of September 30, 2021 and December 31, 2020

Total assets of the Company increased from $35,973,931 as of December 31, 2020 to $37,376,011 as of September 30, 2021, an increase of $1,402,080. Assets that increased or decreased materially in 2021 were fixed maturity securities, mortgage loans, other long-term investments, and cash and cash equivalents. The Company received proceeds from payments or sales of invested assets along with premium receipts from policies.

Total investments decreased by $1,033,670, or 4.7%. This decrease was due to principal payments and sales of invested assets. As a result, cash and cash equivalents increased by $2,074,389 for the nine months ended September 30, 2021. All non-operating cash is held in interest bearing cash equivalent accounts. We continue to invest our excess cash in higher yielding investments as suitable options become available.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums.  Policyholder liabilities increased $3,354,908 at September 30, 2021 compared to December 31, 2020.  The increase is primarily related to the increase of annuity deposits and in-force life insurance.

Total shareholders’ equity of the Company decreased from $9,042,467 as of December 31, 2020 to $6,942,768 as of September 30, 2021, a decrease of $2,099,699. The decrease is mainly due to the net loss from operations of $1,887,752. It also decreased due to reduced unrealized gains in the investment portfolio at September 30, 2021 compared to December 31, 2020.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through September 30, 2021, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock.  Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 8,930 treasury shares under the ASIP since inception of the plan and 20,000 total treasury shares as part of two employment agreements. The remaining 82,070 shares held by TRLIC and the 3,000 shares held by TRCC total 85,070 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $13,060,306 as of September 30, 2021.  The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000.  Uninsured balances aggregate $4,256,659 as of September 30, 2021. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board.  This offering ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC.  It was sold by issuer agents registered with the Texas State Securities Board.  The Company raised $10,010,485 and incurred offering costs of $1,444,127 from the sale of 2,002,097 shares in this offering.  Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agencies. Through September 30, 2021, the Company paid $133,210 for 114,000 shares of the Company’s common stock (treasury stock). Subsequently, 8,930 shares have been redistributed to agents under the ASIP and 20,000 shares were issued as part of employment agreements.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

November 12, 2021	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

November 12, 2021	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer