Form 10-K
period 2021-12-31
Texas Republic Capital Corp
filed 2022-03-24
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the fiscal year ended December 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common stock $.01 par value as of March 24, 2022: 14,806,027 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2022 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021, the Company made additional total capital contributions of $2,100,000. Total capitalization of TRLIC was $10,007,133 at December 31, 2021.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021, the Company made additional total capital contributions of $50,000. Total capitalization of TRLS was $400,000 at December 31, 2021.

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

TRLIC entered into an administrative services agreement with Landmark Life Insurance Company (“LLIC”) on July 24, 2019. Under the terms of this agreement, the services provided by LLIC include agent support, policy issue, accounting, claims processing and other services incidental to the operations of TRLIC. The agreement is effective for a period of three years and includes a provision that the agreement may be terminated at any time by either party with a 120-day prior notice.

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

Management believes that we can be competitive by servicing niche markets that are underserved by larger insurers. The Company believes in democratizing insurance and making it available to everyone. By developing specialized products through product innovation and reducing traditional expense overhead, the Company will reach underinsured segments providing cost effective solutions that fit our clients’ needs. Not to mention, the Company is unique in its structure with three different revenue generating subsidiaries. We can make a sale even if our life insurance carrier does not offer the product of an interested customer through our life and health agency. Additionally, we can cross sell all of our policyholders property and casualty insurance through AIS. The Company has also invested in technology to meet the changing demands of the new generations and how they shop for and buy insurance. Plus, the Company’s size and age allows us to react quickly to changing market conditions and be agile enough to correct course without too much cost and the hindering of outdated, legacy systems.

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

Employees

Our workforce is our most important asset and a key competitive advantage. As of March 23, 2022, the Company had nine full-time employees.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2021 are as follows:

2022	$96,597
Total operating lease payments, undiscounted	$96,597
Less: interest	(13,831)
Lease liability, at present value	$82,766

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

As of March 24, 2022, there were approximately 1,623 shareholders of the Company’s outstanding common stock.

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

(d)	Securities Authorized for Issuance Under Equity Incentive Plans

The Company has no equity compensation plans for employees. The Company’s life subsidiary, TRLIC has an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards at December 31, 2021 are based on production for the period of January through December 2021. The ASIP will issue 7,400 shares awarded on 2021 production. The ASIP issued 3,320, 4,120, and 1,490 shares in 2021, 2020, and 2019, respectively, based on each of the previous year’s production. In addition, the Company granted 19,000 total shares in 2021 and 10,000 total shares in 2020 as part of employment agreements and/or bonuses to employees.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board. This offering ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC. It was sold by issuer agents registered with the Texas State Securities Board. The Company raised $10,010,485 and incurred offering costs of $1,444,127 from the sale of 2,002,097 shares in this offering. Proceeds have been used for working capital and the capitalization of a life insurance company and other insurance agencies.

(g)	Purchases of Equity Securities by Issuer

Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s ASIP. The Company has issued 8,930 treasury shares under the ASIP since inception of the plan and another 39,000 treasury shares as part of two employment agreements and/or bonuses to employees. The remaining shares are held as treasury shares in the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Texas Republic Capital Corporation (“we” “us”, “our”, “TRCC” or the “Company”) was incorporated in May 2012 as a financial services holding company. We own and operate insurance subsidiaries: a life insurance company, a life insurance agency, and a property & casualty insurance agency. We sell and issue life insurance products and annuity contracts as part of the insurance company. As an insurance provider, we collect premiums and annuity considerations in the current period to pay future benefits to our policy and contract holders. Currently, we only issue our products in the state of Texas. As a life insurance agency and a property & casualty insurance agency, we sell and place insurance products for other insurance carriers. If our life insurance company does not offer products that suit our client’s needs, then we can meet their needs through other carrier products sold by our life agency. In addition, we have ability to cross-sell all current and prospective client’s property and casualty insurance through the other agency, or the possibility of driving growth for the Company in other markets where participants are not seeking life insurance. The agencies collect commissions on the sale of those products.

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

The Company continues to incur overall losses since inception. These losses were fully expected, planned for, and fell within an expected range when considering the necessary start-up, infrastructure, distribution, and policy issuance costs of a new life insurance company. These losses have resulted from the costs incurred while raising capital and starting a new company, which involves investing in people, technology, infrastructure, marketing, brand awareness, distribution channels, regulatory and filing fees, legal costs, and other overhead expenses related to our operations. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums and the associated investment income which are sufficient to cover our operating costs.

In addition, the Company is aware that the evolving COVID-19 pandemic may impact the Company’s results of operations, although the magnitude in not known at this time. The Company has not yet experienced any uptick in claim experience or significant adverse conditions to operations due to COVID-19.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. On a continuing basis, we evaluate our estimates and assumptions.

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

Recently Adopted and Issued Accounting Pronouncements

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

Results of Operations – Years Ended December 31, 2021 and 2020

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	December 31, 2021	December 31, 2020
Premiums and other considerations	$699,490	$549,192
Net investment income	1,200,035	879,482
Net realized investment gains (losses)	61,177	(85,411)
Commission income	215,758	243,459
Total revenues	$2,176,460	$1,586,722

Total revenues increased by $589,738 for the year ended December 31, 2021. This increase was a result of increased new policy sales and additional investment income earned through further investments in fixed maturity securities, mortgage loans, and other long-term investments. In addition, we had net realized investment gains in 2021 compared to net realized losses in 2020. Also, there was a small reduction in commission income compared to the prior year which slightly offset the revenue growth. The Company also accepted annuity considerations during 2021 and 2020. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $4,261,045 for the year ended December 31, 2021, an increase of $187,460 from $4,073,585 for the year ended December 31, 2020. Significant expense categories are discussed below.

Total Benefits and Claims – Claims and benefit expenses were $1,496,820 and $1,106,000 for the twelve months ended December 31, 2021 and 2020, respectively. The increase of $390,820 is primarily related to the increase in future policy benefits and increase in interest credited to policyholders. This increase is to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance. Also, benefit payments can significantly impact expenses from period to period. There was a small increase in benefit payments in 2021 compared to 2020.

Commissions – Commission expenses were $764,131 and $515,028 for the twelve months ended December 31, 2021 and 2020, respectively. The increase of $249,103 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $444,317 for the year ended December 31, 2021. The decrease is primarily due to the reduction of team members in 2021, including moving salaried sales agents back to commission basis only. We also saved money on the first full year of the new employees’ benefits plan that was switched to in late 2020. In addition, we chose to use more external consultants as opposed to hiring new employees for certain tasks and roles. That decision allowed us to save on benefit costs, payroll taxes, other employee overhead expenses, and allowed us to pay for their time as needed.

Other Expenses – Third-party administration fees decreased $136,312 for the year ended December 31, 2021. That decrease was a result of us switching third-party administrators in early 2020. We incurred one-time conversion costs from the new administrator in 2020 as well as paid both the new and old administrators for a few months during the transition that year. Professional fees increased $241,052 for the year ended December 31, 2021. The professional fees increase was due to additional public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section.

Net Loss

The net loss was $2,084,585, or $(0.14) per share, for the year ended December 31, 2021 compared to a net loss of $2,486,863 or $(0.17) per share, for the year ended December 31, 2020. The $402,278 improvement in the net loss was primarily attributable to the increase in revenues described above offset slightly by the net increase in expenses.

The weighted average common shares outstanding were 14,781,325 and 14,767,922 for the years ending December 31, 2021 and 2020, respectively.

Financial Position – As of December 31, 2021 and 2020

Total assets of the Company increased from $35,973,931 as of December 31, 2020 to $37,381,933 as of December 31, 2021, an increase of $1,408,002 or 3.9% and was primarily attributable to new sales production in 2021. Assets that increased or decreased materially in 2021 were fixed maturity securities, mortgage loans, other long-term investments, cash and cash equivalents, deferred acquisition costs, and other assets.

Total investments increased by $3,162,448, or 14.4%. This increase was due to both a result of new premium and annuity considerations received as well as the additional investment of outstanding cash and cash equivalents into higher yielding investments as we try to maximize our net investment income to boost total revenues. As a result, cash and cash equivalents decreased by $2,761,003 for the year ended December 31, 2021. All non-operating cash is held in interest bearing cash equivalent accounts.

In addition, the Company sold fixed maturity securities at net realized gains and received proceeds from prepayments, maturities, and sinking fund payments from fixed maturity securities and other long-term investments to allocate more funds into mortgage loan investments at higher investment yields. Mortgage loans increased by $5,444,369 for the year ended December 31, 2021. This reallocation of the investment portfolio should provide meaningful increases to net investment income over the upcoming years. Similarly, new cash receipts from annuity considerations and premiums plan to be allocated in a similar manner to maximize total revenues. We continue to invest our excess cash in higher yielding investments as suitable options become available.

The Company also recognized an increase in deferred acquisition costs as a result of the new sales production in 2021. Other assets that materially increased were federal income taxes recoverable on taxes withheld from cash receipts on other long-term investment payments and intangible assets. The federal income taxes recoverable balance, which is included in the other assets line on the consolidated statements of financial position, is 100% recoverable via tax refunds from the U.S. Government. Intangible assets represent the capitalization of our internally developed software, and that increase in 2021 is somewhat offset by the decrease in prepaid assets in 2021 compared to 2020, where a majority of those costs resided in the 2020 financial statements.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities increased $3,756,523 at December 31, 2021 compared to December 31, 2020. The increase is directly related to the increase of annuity deposits and in-force life insurance as well as an increase in claim reserves.

Total shareholder equity of the Company decreased from $9,042,467 as of December 31, 2020 to $6,611,969 as of December 31, 2021, a decrease of $2,430,498. The decrease is mainly due to the net loss from operations of $2,084,585. It also decreased due to the reduction of net other comprehensive income by $368,233 which is due to the recognition of net realized gains and the decrease in net unrealized gains in our fixed maturity securities portfolio compared to the prior year. The Company also issued $22,320 of its treasury shares in 2021 which increased total shareholder equity.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through December 31, 2021, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 8,930 treasury shares under the ASIP since inception of the plan and another 39,000 treasury shares as part of two employment agreements and/or bonuses to employees. The remaining 63,070 shares held by TRLIC and the 3,000 shares held by TRCC total 66,070 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $8,224,914 as of December 31, 2021. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $2,385,515 as of December 31, 2021. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Texas Republic Capital Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Texas Republic Capital Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Amortization of Deferred Policy Acquisition Costs – Refer to Note 1

Critical Audit Matter Description

The Company’s products include traditional life insurance contracts and annuities in which certain acquisition costs are capitalized and the expenses are deferred into future periods. Management amortizes the capitalized costs of traditional life insurance products over the premium paying period of the products based on assumptions developed and consistent with assumptions used in determining the products future policy benefit liabilities. Annuity products are amortized based on actual and expected future gross profits. The unamortized deferred policy acquisition cost asset was $ 1.5 million as of December 31, 2021.

The recovery of the unamortized deferred policy acquisition cost asset is dependent on the future profitability of the related products. Management periodically reviews the recoverability by developing an actuarial study of the present value of future profits of the products, and reduces the asset when the asset is shown to not be recoverable.

As a result, the audit of this area requires a high degree of judgment due to the complex nature of determining the amortization for the period and creation of actuarial studies for recoverability.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the amortization of the unamortized deferred policy acquisition cost asset and consideration of the recoverability of the asset included, among others, the following:

•         We gained an understanding of the processes utilized and controls implemented in amortizing the deferred policy acquisition costs

•         We obtained previous actuarial recoverability studies, and any current updates to the studies

•         We tested data utilized by management for completeness and accuracy

•         We performed various analytical procedures pertaining to the asset and the related amortization

•         We engaged an independent actuarial specialist to assist with the review and evaluation of the assumptions and methodologies used by management

Future Policy Benefit Reserves – Refer to Note 1

Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities. Such liabilities are established based on actuarial assumptions at the time policies are issued. Management applies considerable judgement in developing the actuarial assumptions based on expectations of future economic conditions and policyholder behavior. These assumptions are developed at the time the contracts are issued. If actual experience is adverse in nature when compared to the original assumptions in developing the future policy benefits liability, management may be required to establish premium deficiency reserves. The Company’s future policy benefits liability was $ 1.2 million as of December 31, 2021.

The audit of future policy benefits requires a high degree of auditor judgment when considering the complex actuarial assumptions and models utilized by management.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the liability for future policy benefits included the following procedures, among others:

•         We gained an understanding of the processes utilized and controls implemented in determining the valuation of future policy benefits

•         We tested the completeness and accuracy of the data and the underlying data used by management in developing the valuation

•         We performed various analytical procedures

•         We engaged an independent actuarial specialist to evaluate the actuarial assumptions and methodologies for reasonableness, to develop an independent estimate of future policy benefits on a sample basis and to evaluate management’s development of experience studies

/s/ Kerber, Eck & Braeckel LLP

We have served as the Company’s auditor since 2012.

Springfield, Illinois

March 24, 2022

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2021	December 31, 2020
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $8,244,018 and $9,589,936 as of December 31, 2021 and 2020, respectively)	$9,042,091	$10,756,242
Mortgage loans, net of allowance	13,149,073	7,704,704
Other long-term investments	2,980,325	3,548,095
Total investments	25,171,489	22,009,041
Cash and cash equivalents	8,224,914	10,985,917
Accrued investment income	190,299	166,386
Due premium	19,664	15,501
Deferred policy acquisition costs	1,518,260	1,052,533
Deferred sales inducement costs	716,153	911,784
Advances and notes receivable, net of allowance	267,301	127,858
Leased property – right to use	82,766	165,532
Prepaid assets	14,661	202,868
Intangible assets, net of accumulated amortization	321,806	-
Furniture and equipment, net	17,505	26,393
Other assets	837,115	310,118
Total assets	$37,381,933	$35,973,931

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$28,603,861	$25,490,906
Future policy benefits	1,214,014	652,846
Policy claims and other benefits	537,214	467,219
Liability for deposit-type contracts	68,770	10,059
Other policyholder liabilities	57,178	103,484
Total policy liabilities	30,481,037	26,724,514
Lease liability	82,766	165,532
Other liabilities	206,161	41,418
Total liabilities	30,769,964	26,931,464

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of December 31, 2021 and 2020, 14,801,027 and 14,778,707 outstanding as of December 31, 2021 and 2020, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (66,070 and 88,390 shares as of December 31, 2021 and 2020, respectively)	(64,280)	(86,600)
Accumulated other comprehensive income	798,073	1,166,306
Accumulated deficit	(11,809,113)	(9,724,528)
Total shareholders’ equity	6,611,969	9,042,467
Total liabilities and shareholders’ equity	$37,381,933	$35,973,931

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020
Revenues
Premiums and other considerations	$699,490	$549,192
Net investment income	1,200,035	879,482
Net realized gains (losses) on investments	61,177	(85,411)
Commission income	215,758	243,459
Total revenues	2,176,460	1,586,722
Benefits, claims and expenses
Increase in future policy benefits	290,978	105,781
Death and other benefits	86,412	12,922
Interest credited to policyholders	1,119,430	987,297
Total benefits and claims	1,496,820	1,106,000
Policy acquisition costs deferred	(588,132)	(459,985)
Policy acquisition costs amortized	122,405	76,915
Commissions	764,131	515,028
Salaries and employee benefits	1,246,162	1,690,479
Office rent	94,573	86,430
Third-party administration fees	155,787	292,099
Travel, meals, and entertainment	56,092	50,898
Professional fees	638,642	397,590
Other general and administrative expenses	274,565	318,131
Total benefits, claims and expenses	4,261,045	4,073,585
Net loss	$(2,084,585)	$(2,486,863)

Net loss per common share outstanding	$(0.14)	$(0.17)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2021	2020

Net loss	$(2,084,585)	$(2,486,863)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(307,056)	665,106
Less net realized investment gains (losses)	61,177	(85,411)
Net unrealized investment gains (losses)	(368,233)	750,517
Adjustment to deferred acquisition costs	-	1,009
Deferred taxes	-	87,104
Total other comprehensive income (loss)	(368,233)	838,630
Total comprehensive loss	$(2,452,818)	$(1,648,233)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2021 and 2020

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2020	$148,671	$17,538,618	$(104,485)	$327,676	$(7,237,665)	$10,672,815
Treasury shares issued	-	-	17,885	-	-	17,885
Other comprehensive income	-	-	-	838,630	-	838,630
Net loss	-	-	-	-	(2,486,863)	(2,486,863)
Balance as of December 31, 2020	$148,671	$17,538,618	$(86,600)	$1,166,306	$(9,724,528)	$9,042,467

Treasury shares issued			22,320			22,320
Other comprehensive loss	-	-	-	(368,233)	-	(368,233)
Net loss	-	-	-	-	(2,084,585)	(2,084,585)
Balance as of December 31, 2021	$148,671	$17,538,618	$(64,280)	$798,073	$(11,809,113)	$6,611,969

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Operating activities
Net loss	$(2,084,585)	$(2,486,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(279,562)	(264,368)
Net realized capital losses (gains)	(61,177)	85,411
Provision for depreciation	11,269	13,157
Policy acquisition costs deferred	(588,132)	(459,985)
Policy acquisition costs amortized	122,405	76,915
Mortgage loan origination fees deferred	-	(115,144)
Amortization of mortgage loan origination fees	50,458	22,774
Provision for estimated mortgage loan losses	27,612	37,963
Provision for estimated uncollectible advances and notes receivable	(30,559)	84,544
Interest credited to policyholders	1,119,430	987,297
Non-cash salary expense	22,320	17,885
Change in assets and liabilities:
Accrued investment income	(23,913)	(54,497)
Due premium	(4,163)	(10,426)
Advances and notes receivable	(108,884)	(77,842)
Prepaid assets	188,207	(142,646)
Other assets	(526,997)	(174,183)
Future policy benefits	561,168	135,976
Policy claims	69,995	407,526
Other policy liabilities	(46,306)	(56,516)
Other liabilities	164,743	(43,626)
Net cash used in operating activities	(1,416,671)	(2,016,648)

Investing activities
Purchases of furniture and equipment	(2,381)	(12,710)
Purchases of intangible assets	(321,806)	-
Purchases of available for sale securities	(12,122)	(2,702,976)
Sales of available for sale securities	1,407,864	692,146
Purchases of mortgage loans	(8,251,864)	(5,905,356)
Payments on mortgage loans	2,756,693	1,187,348
Purchases of other long-term investments	(107,567)	(2,117,927)
Payments on other long-term investments	938,984	785,953
Receivable for securities sold	-	(48,709)
Net cash used in investing activities	(3,592,199)	(8,122,231)

Financing activities
Policyholder deposits	2,782,545	7,115,487
Policyholder withdrawals	(593,389)	(1,194,357)
Deposit-type contracts - deposits	73,903	33,208
Deposit-type contracts - withdrawals	(15,192)	(38,019)
Net cash provided by financing activities	2,247,867	5,916,319

Decrease in cash and cash equivalents	(2,761,003)	(4,222,560)
Cash and cash equivalents, beginning of period	10,985,917	15,208,477
Cash and cash equivalents, end of period	$8,224,914	$10,985,917

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$22,320	$17,885

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021, the Company made additional total capital contributions of $2,100,000. Total capitalization of TRLIC was $10,007,133 at December 31, 2021.

TRLS, an insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021, the Company made additional total capital contributions of $50,000. Total capitalization of TRLS was $400,000 at December 31, 2021.

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

December 31, 2021 and 2020

1. Organization and Significant Accounting Policies (continued)

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses. DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $588,132 and $459,985 of DAC deferred for the twelve months ended December 31, 2021 and 2020, respectively. There was $122,405 and $76,915 of DAC amortized for the twelve months ended December 31, 2021 and 2020, respectively.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1. Organization and Significant Accounting Policies (continued)

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $716,153 and $911,784 of SIC deferred at December 31, 2021 and 2020, respectively. For the twelve months ended December 31, 2021 there was $95,099 of SIC deferred and $290,730 of SIC amortized. There was $430,072 of SIC deferred and $288,465 of SIC amortized during the twelve months ended December 31, 2020.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $53,985 and $84,544 as of December 31, 2021 and 2020, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $82,766 and $165,532 as of December 31, 2021 and 2020, respectively.

Intangible assets

Intangible assets are stated at cost less accumulated amortization and reflect amounts paid for the Company’s computer software costs during the application development stage. The software costs placed in service during 2021 are amortized using the straight-line method over the seven-year estimated useful life of the software. The asset is tested for impairment at least annually. Subsequent modifications or upgrades to internal-use software are capitalized only to the extent that additional functionality is provided.

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

December 31, 2021 and 2020

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,781,325 and 14,767,922 for the years ending December 31, 2021 and 2020, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. All mortgage loans and lottery bonds that were purchased by the Company in 2020 were obtained through this agreement. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid $118,107 to FTFC under the agreement for the year ending December 31, 2020. No such purchases have been made or fees have been paid for the year ending December 31, 2021.

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

December 31, 2021 and 2020

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

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. This update is aimed at improving the Codification related to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. The amendments require an insurance entity to review and update assumptions used to measure cash flows at least annually and to update discount rate assumption at each reporting date. The amendment requires an insurance entity to measure all market risk benefits associated with deposit contracts at fair value, with change in fair value attributable to change in instrument-specific credit risk recognized in other comprehensive income. Additionally, the amendment will simplify amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins and require those balances be amortized on constant level basis over the expected term of the related contract. Deferred acquisition costs are required to be written off for unexpected contract terminations but are not subject to impairment test. The amendment further requires an insurance entity to add disclosures of disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. The insurance entity must also disclose information about significant inputs, judgments, assumptions, and methods used in measurement, including changes in those inputs, judgments, and assumptions, and the effect of those changes on measurement. These updates were originally required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020. The FASB recently delayed the effective date of ASU 2018-12 to periods beginning after December 15, 2024 for smaller reporting companies, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of December 31, 2021 and 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$8,244,018	$798,073	$-	$9,042,091
Total fixed maturity securities	$8,244,018	$798,073	$-	$9,042,091

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$9,589,936	$1,168,197	$1,891	$10,756,242
Total fixed maturity securities	$9,589,936	$1,168,197	$1,891	$10,756,242

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2021 and 2020 are summarized as follows:

		Unrealized	Number of
December 31, 2021	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$-	$-	-

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$-	$-	-

		Unrealized	Number of
December 31, 2020	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$5,750	$625	1

Greater than 12 months
Corporate bonds	100,911	1,266	1
Total fixed maturity securities	$106,661	$1,891	2

As of December 31, 2021, there were no fixed maturity securities in an unrealized loss position. As of December 31, 2020, the only fixed maturity security in a less than 12-month loss position had a fair value to amortized cost ratio of 90.2% and the one fixed maturity security in a loss position greater than 12-months had a fair value to amortized cost ratio of 98.8%.

As of December 31, 2021, and 2020, 0% and 1.5% of total fair value of fixed maturity securities were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the year ended December 31, 2021. The Company experienced one other-than-temporary impairment during the year ended December 31, 2020. Management decided to recognize an impairment loss on one of its fixed maturity securities due to the prolonged loss position and the degree of overall loss resulting from credit-related issues. The Company reported an impairment loss of $94,246 through its statement of operations for the year ending December 31, 2020.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2021, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. There were no fixed maturity securities in an unrealized loss position.

Net unrealized gains included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	December 31, 2021	December 31, 2020
Unrealized appreciation on available-for-sale securities	$798,073	$1,166,306
Adjustment to deferred acquisition costs	-	-
Deferred taxes	-	-
Net unrealized appreciation on available-for-sale securities	$798,073	$1,166,306

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2021, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due after one year through five years	$4,068,972	$4,326,444
Due after five years through ten years	1,852,734	2,051,466
Due after ten years	2,322,312	2,664,181
Total fixed maturity securities	$8,244,018	$9,042,091

For the year ended December 31, 2021, the Company received $1,407,864 of proceeds from sales and maturities of investments in available-for-sale securities and had $84,088 of gross gains. For the year ended December 31, 2020, the Company received $692,146 of proceeds from sales and maturities of investments in available-for-sale securities and had $19,321 and $10,486 of gross gains and gross losses realized, respectively.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of December 31, 2021, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$904,918	$929,505
Due after one year through five years	1,664,243	1,884,705
Due after five years through ten years	405,176	544,235
Due after ten years	5,988	8,862
Total other long-term investments	$2,980,325	$3,367,307

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other long-term investments by geographic distribution:

	December 31, 2021%		December 31, 2020%
California	$405,727	13.6%	$498,627	14.1%
Florida	231,746	7.8	238,587	6.7
Georgia	269,316	9.0	324,333	9.1
Indiana	285,263	9.6	396,533	11.2
Massachusetts	712,006	23.9	863,623	24.3
New York	550,414	18.5	616,315	17.4
Ohio	141,692	4.7	160,005	4.5
Oregon	108,798	3.7	126,217	3.6
Pennsylvania	275,363	9.2	323,855	9.1
Total	$2,980,325	100.0%	$3,548,095	100.0%

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of December 31, 2021 and 2020 are summarized as follows:

Loan-to-value ratio	December 31, 2021	December 31, 2020
80% to 90%	$573,500	$618,695
70% to 80%	4,409,139	1,719,585
60% to 70%	5,796,932	3,686,385
50% to 60%	1,872,626	998,617
Less than 50%	496,876	681,422
Total	$13,149,073	$7,704,704

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

Mortgage loans by geographic distribution:

State	December 31, 2021%		December 31, 2020%
Alabama	$237,805	1.8%	$142,604	1.9%
Arkansas	210,194	1.6	-	-
California	185,403	1.4	188,195	2.4
Colorado	200,175	1.5	202,868	2.6
Connecticut	217,559	1.7	222,025	2.9
Florida	830,643	6.3	1,715,517	22.2
Georgia	485,060	3.7	363,603	4.7
Illinois	684,694	5.2	467,065	6.1
Indiana	245,821	1.9	48,966	0.6
Kansas	87,063	0.7	-	-
Kentucky	104,631	0.8	109,376	1.4
Louisiana	95,809	0.7	99,179	1.3
Maryland	239,298	1.8	-	-
Michigan	182,941	1.4	108,195	1.4
Missouri	3,307,900	25.2	375,773	4.9
North Carolina	248,889	1.9	-	-
Ohio	242,034	1.9	-	-
Pennsylvania	446,327	3.4	-	-
South Carolina	200,899	1.5	29,384	0.4
Tennessee	2,752,328	20.9	736,619	9.6
Texas	1,801,152	13.7	2,345,107	30.4
Utah	-	-	329,324	4.3
Virginia	-	-	77,110	1.0
Wisconsin	142,448	1.0	143,794	1.9
Total	$13,149,073	100.0%	$7,704,704	100.0%

There were 3 mortgage loans with a principal balance of $190,049 and $191,110 that were 90 days or more past due and still accruing interest as of December 31, 2021 and December 31, 2020, respectively. The Company will continue to accrue interest until it deems that it is more likely than not that it will not be collected. The Company had a mortgage loan allowance of $65,575 and $37,963 as of December 31, 2021 and December 31, 2020, respectively.

	December 31, 2021	December 31, 2020
Beginning of year: mortgage loan allowance balance	$37,963	$-
Current year change in provision of estimated mortgage loan losses	27,612	37,963
End of year: mortgage loan allowance balance	$65,575	$37,963

Major categories of net investment income for the years ended December 31, 2021 and 2020 are summarized as follows:

	For the Years Ended December 31,
	2021	2020

Fixed maturity securities	$411,279	$382,416
Other long-term assets	263,647	251,074
Mortgage loans	648,675	367,716
Short-term and other investments	3,239	48,431
Gross investment income	1,326,840	1,049,637
Investment expenses	(126,805)	(170,155)
Net investment income	$1,200,035	$879,482

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020 is summarized as follows:

December 31, 2021	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$9,042,091	$-	$9,042,091
Total fixed maturity securities	$-	$9,042,091	$-	$9,042,091

December 31, 2020	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$10,756,242	$-	$10,756,242
Total fixed maturity securities	$-	$10,756,242	$-	$10,756,242

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service. The third-party investment service provides quoted prices which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2021 and 2020 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,224,914	$8,224,914	$8,224,914	$-	$-
Mortgages on real estate	13,149,073	13,496,013	-	-	13,496,013
Other long-term investments	2,980,325	3,367,307	-	-	3,367,307
Accrued investment income	190,299	190,299	-	-	190,299
Advances and notes receivable	267,301	267,301	-	-	267,301
Total financial assets	$24,811,912	$25,545,834	$8,224,914	$-	$17,320,920

Financial liabilities
Policyholders’ account balances	$28,603,861	$26,098,410	$-	$-	$26,098,410
Policy claims and other benefits	537,214	537,214	-	-	537,214
Total financial liabilities	$29,141,075	$26,635,624	$-	$-	$26,635,624

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,985,917	$10,985,917	$10,985,917	$-	$-
Mortgages on real estate	7,704,704	8,358,970	-	-	8,358,970
Other long-term investments	3,548,095	4,103,229	-	-	4,103,229
Accrued investment income	166,386	166,386	-	-	166,386
Advances and notes receivable	127,858	127,858	-	-	127,858
Total financial assets	$22,532,960	$23,742,360	$10,985,917	$-	$12,756,443

Financial liabilities
Policyholders’ account balances	$25,490,906	$23,971,146	$-	$-	$23,971,146
Policy claims and other benefits	467,219	467,219	-	-	467,219
Total financial liabilities	$25,958,125	$24,438,365	$-	$-	$24,438,365

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

4. Intangible Assets

The Company capitalized certain costs relating to internally developed software.

Intangible assets as of December 31, 2021 and 2020 is summarized as follows:

	December 31, 2021	December 31, 2020
Software	$321,806	$-
Total Intangible assets	321,806	-
Less - accumulated amortization	-	-
Intangible assets net of accumulated amortization	$321,806	$-

5. Property and Equipment

Property and equipment as of December 31, 2021 and 2020 is summarized as follows:

	December 31, 2021	December 31, 2020
Total property and equipment	$75,463	$73,082
Less - accumulated depreciation	(57,958)	(46,689)
Property and equipment net of accumulated depreciation	$17,505	$26,393

6. Income Taxes

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

For financial reporting purposes, net loss before income taxes was $2,084,585 and $2,486,863 for the years ended December 31, 2021 and December 31, 2020. The provision for income taxes consisted of $0 current taxes and $0 deferred taxes as of December 31, 2021 and December 31, 2020.

The reconciliation of federal statutory income tax to the Company’s provision for income taxes as of December 31, 2021 and December 31, 2020:

	Year Ended December 31,	Year Ended December 31,
	2021	2020

Expected provision at statutory federal rate	$(437,763)	$(522,241)
Permanent differences	76	273
Permanent return to provision adjustments	(20,877)	(2,126)
Deferred true-ups	206,469	3,572
Change in valuation allowance	252,095	520,522
Total provision for income taxes	$-	$-

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

6. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and December 31, 2020 are as follows:

	Year Ended December 31,	Year Ended December 31,
	2021	2020
(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$2,609	$1,711
Reserves	306	641
Other	40	74
Gross deferred tax assets	2,955	2,426
Valuation allowance	(2,281)	(1,951)
Net deferred tax assets	$674	$475

Deferred tax liabilities:
Investments - unrealized	(168)	(245)
Deferred acquisition costs	(240)	(143)
Other	(266)	(87)
Net deferred tax liabilities	$(674)	$(475)

Net deferred tax asset (liability)	$-	$-

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $2.3 million has been recorded to recognize only the portion of the DTA that is more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2021, we had total net operating loss carryforwards of $12.4 million. These net operating loss carryforwards, if unused, will begin to expire in 2031.

2031-2037	$4,172,660
Indefinite lived	8,249,406
Total	$12,422,066

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

December 31, 2021 and 2020

6. Income Taxes (continued)

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

7. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $2,385,515 as of December 31, 2021. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8. Stock Incentive Plan

The Company’s life subsidiary, TRLIC has an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards at December 31, 2021 are based on production for the period of January through December 2021. The ASIP will issue 7,400 shares awarded on 2021 production. The ASIP issued 3,320 shares and 4,120 shares in 2021 and 2020, respectively, based on each of the previous year’s production. In addition, the Company granted 19,000 total shares in 2021 and 10,000 total shares in 2020 as part of employment agreements and/or bonuses to employees.

9. Lease Commitment

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2021 are as follows:

2022	$96,597
Total operating lease payments, undiscounted	$96,597
Less: interest	(13,831)
Lease liability, at present value	$82,766

10. Shareholders’ Equity and Statutory Accounting Practices

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

The statutory net loss for TRLIC was $1,704,268 and $2,238,827 for the years ended December 31, 2021 and 2020, respectively. The statutory capital and surplus of TRLIC was $1,821,941 and $1,642,986 as of December 31, 2021 and 2020, respectively. TRLIC is subject to Texas laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the TDI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TRLIC to pay a dividend to TRCC. TRLIC has paid no dividends to TRCC.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2021.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 24, 2022	By:	/s/ Timothy R. Miller
Timothy R. Miller
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 24, 2022	By:	/s/ Shane S. Mitchell
Shane S. Mitchell
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Timothy R. Miller	Date	March 24, 2022
Timothy R. Miller
President and Chief Executive Officer

By	/s/ William S. Lay	Date	March 24, 2022
William S. Lay
Secretary and Treasurer

By	/s/ Charles R. Bailey	Date	March 24, 2022
Charles R. Bailey, Director

By	/s/ Steven D. Braley	Date	March 24, 2022
Steven D. Braley, Director

By	/s/ David L. Cleavinger	Date	March 24, 2022
David L. Cleavinger, Director

By	/s/ Kenneth R. Davis	Date	March 24, 2022
Kenneth R. Davis, Director

By	/s/ J. Pete Laney	Date	March 24, 2022
J. Pete Laney, Director

By	/s/ Adrian G. McDonald Jr.	Date	March 24, 2022
Adrian G. McDonald Jr., Director

By	/s/ Alvie J. Mitchell Jr.	Date	March 24, 2022
Alvie J. Mitchell Jr., Director

By	/s/ Gerald J. Kohout	Date	March 24, 2022
Gerald J. Kohout, Director

By	/s/ Gregg E. Zahn	Date	March 24, 2022
Gregg E. Zahn. Director