Form 10-Q
period 2022-03-31
Texas Republic Capital Corp
filed 2022-05-16
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 2, 2022: 14,806,027 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2022

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $7,360,287 and $8,244,018 as of March 31, 2022 and December 31, 2021, respectively)	$7,516,158	$9,042,091
Mortgage loans, net of allowance	15,634,305	13,149,073
Other long-term investments	3,011,183	2,980,325
Total investments	26,161,646	25,171,489
Cash and cash equivalents	6,327,789	8,224,914
Accrued investment income	206,661	190,299
Due premium	57,956	19,664
Deferred policy acquisition costs	1,664,815	1,518,260
Deferred sales inducement costs	652,378	716,153
Advances and notes receivable, net of allowance	165,983	267,301
Leased property - right to use	62,075	82,766
Prepaid assets	23,153	14,661
Intangible assets, net of accumulated amortization	310,312	321,806
Furniture and equipment, net	15,474	17,505
Other assets	899,333	837,115
Total assets	$36,547,575	$37,381,933

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$29,081,208	$28,603,861
Future policy benefits	1,457,952	1,214,014
Policy claims and other benefits	283,151	537,214
Liability for deposit-type contracts	69,308	68,770
Other policyholder liabilities	14,934	57,178
Total policy liabilities	30,906,553	30,481,037
Lease liability	62,075	82,766
Other liabilities	241,041	206,161
Total liabilities	31,209,669	30,769,964

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of March 31, 2022 and December 31, 2021, 14,806,027 and 14,801,027 outstanding as of March 31, 2022 and December 31, 2021, respectively	148,671	148,671
Additional paid-in capital	17,538,618	17,538,618
Treasury stock, at cost (61,070 and 66,070 shares as of March 31, 2022 and December 31, 2021, respectively)	(59,280)	(64,280)
Accumulated other comprehensive income	155,871	798,073
Accumulated deficit	(12,445,974)	(11,809,113)
Total shareholders’ equity	5,337,906	6,611,969
Total liabilities and shareholders’ equity	$36,547,575	$37,381,933

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Premiums and other considerations	$429,680	$169,616
Net investment income	363,458	290,968
Net realized gains (losses) on investments	18,304	(875)
Commission income	28,266	9,251
Total revenues	839,708	468,960
Benefits, claims and expenses
Increase in future policy benefits	208,859	32,206
Death and other benefits	76,443	(14,092)
Interest credited to policyholders	271,111	363,633
Total benefits and claims	556,413	381,747
Policy acquisition costs deferred	(194,480)	(132,367)
Policy acquisition costs amortized	47,925	125,194
Commissions	294,521	173,144
Salaries and employee benefits	368,919	326,846
Office rent	23,999	23,718
Third-party administration fees	67,710	27,369
Travel, meals and entertainment	22,775	12,954
Professional fees	194,909	138,882
Other general and administrative expenses	93,878	50,262
Total benefits, claims and expenses	1,476,569	1,127,749
Net loss	$(636,861)	$(658,789)

Net loss per common share outstanding	$(0.04)	$(0.04)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(636,861)	$(658,789)
Other comprehensive loss
Total net unrealized losses arising during the period	(623,898)	(321,290)
Less net realized investment gains (losses)	18,304	(875)
Net unrealized investment losses	(642,202)	(320,415)
Total other comprehensive loss	(642,202)	(320,415)
Total comprehensive loss	$(1,279,063)	$(979,204)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2022 and 2021

(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock $.01 Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity
Balance as of January 1, 2021	$148,671	$17,538,618	$(86,600)	$1,166,306	$(9,724,528)	$9,042,467
Treasury shares issued	-	-	110	-	-	110
Other comprehensive loss	-	-	-	(320,415)	-	(320,415)
Net loss	-	-	-	-	(658,789)	(658,789)
Balance as of March 31, 2021	$148,671	$17,538,618	$(86,490)	$845,891	$(10,383,317)	$8,063,373

Balance as of January 1, 2022	$148,671	$17,538,618	$(64,280)	$798,073	$(11,809,113)	$6,611,969
Treasury shares issued	-	-	5,000	-	-	5,000
Other comprehensive loss	-	-	-	(642,202)	-	(642,202)
Net loss	-	-	-	-	(636,861)	(636,861)
Balance as of March 31, 2022	$148,671	$17,538,618	$(59,280)	$155,871	$(12,445,974)	$5,337,906

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(636,861)	$(658,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(81,156)	(71,334)
Net realized capital losses (gains)	(18,304)	875
Provision for depreciation and amortization	13,525	3,372
Policy acquisition costs deferred	(194,480)	(132,367)
Policy acquisition costs amortized	47,925	125,194
Amortization of mortgage loan origination fees	11,263	21,496
Provision for estimated mortgage loan losses	12,545	(5,509)
Provision for estimated uncollectible advances and notes receivable	5,833	(3,983)
Interest credited to policyholders	271,111	363,633
Non-cash salary expense	5,000	110
Change in assets and liabilities:
Accrued investment income	(16,362)	(2,154)
Due premium	(38,292)	(8,630)
Advances and notes receivable	95,485	(11,866)
Prepaid assets	(8,492)	(14,436)
Other assets	(62,218)	(194,564)
Future policy benefits	243,938	95,237
Policy claims	(254,063)	(251,673)
Other policy liabilities	(42,244)	(92,689)
Other liabilities	34,880	19,243
Net cash used in operating activities	(610,967)	(818,834)

Investing activities
Purchases of furniture and equipment	-	(2,381)
Sales of available for sale securities	900,240	205,530
Purchases of mortgage loans	(4,133,575)	-
Payments on mortgage loans	1,640,598	1,121,176
Purchase of other long-term investments	(198,059)	-
Payments on other long-term investments	234,089	133,310
Net cash provided by (used in) investing activities	(1,556,707)	1,457,635

Financing activities
Policyholder deposits	548,450	1,161,094
Policyholder withdrawals	(278,439)	(113,049)
Deposit-type contracts - deposits	538	52
Net cash provided by financing activities	270,549	1,048,097

(Decrease) increase in cash and cash equivalents	(1,897,125)	1,686,898
Cash and cash equivalents, beginning of period	8,224,914	10,985,917
Cash and cash equivalents, end of period	$6,327,789	$12,672,815

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$5,000	$110

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021, the Company made additional total capital contributions of $2,100,000. During the first quarter of 2022, the Company made a $500,000 capital contribution. Total capitalization of TRLIC was $10,507,133 at March 31, 2022.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021, the Company made additional total capital contributions of $50,000. During the first quarter of 2022, the Company made a $100,000 capital contribution. Total capitalization of TRLS was $500,000 at March 31, 2022.

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

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2021.

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

March 31, 2022

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

March 31, 2022

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market instruments.

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses. DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $194,480 of DAC deferred for the three months ended March 31, 2022 and $47,925 of DAC amortized for the three months ended March 31, 2022. There was $132,367 of DAC deferred for the three months ended March 31, 2021 and $125,194 of DAC amortized for the three months ended March 31, 2021.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $652,378 and $716,153 of SIC deferred at March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 there was $0 of SIC deferred and $63,775 of SIC amortized. There was $40,860 of SIC deferred and $96,469 of SIC amortized during the three months ended March 31, 2021.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $59,817 and $53,985 as of March 31, 2022 and December 31, 2021, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $62,075 as of March 31, 2022 compared to $82,766 as of December 31, 2021.

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

March 31, 2022

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 14,805,194 and 14,778,725 for the three months ended March 31, 2022 and 2021, respectively.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. All mortgage loans and lottery bonds that were purchased by the Company in 2020 were obtained through this agreement. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. No such purchases have been made or fees have been paid for the quarter ending March 31, 2022 or for the year ending December 31, 2021.

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC). The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of March 31, 2022 there has only been one group covered under this agreement.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of March 31, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2022 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,360,287	$218,589	$62,718	$7,516,158
Total fixed maturity securities	$7,360,287	$218,589	$62,718	$7,516,158

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$8,244,018	$798,073	$-	$9,042,091
Total fixed maturity securities	$8,244,018	$798,073	$-	$9,042,091

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2022 and December 31, 2021 are summarized as follows:

		Unrealized	Number of
March 31, 2022 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,832,911	$62,718	14

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$1,832,911	62,718	14

		Unrealized	Number of
December 31, 2021	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$-	$-	-

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$-	$-	-

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

2. Investments (continued)

As of March 31, 2022, the fixed maturity securities in a less than 12-month loss position had an average fair value to amortized cost ratio of 96.7%. As of December 31, 2021, there were no fixed maturity securities in an unrealized loss position.

As of March 31, 2022 and December 31, 2021, 0% of total fair value of fixed maturity securities were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2022 or during the year ended December 31, 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2022, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	March 31, 2022	December 31, 2021
Unrealized appreciation on available-for-sale securities	$155,871	$798,073
Adjustment to deferred acquisition costs	-	-
Deferred taxes	-	-
Net unrealized appreciation on available-for-sale securities	$155,871	$798,073

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2022, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$397,661	$404,278
Due after one year through five years	3,369,316	3,427,660
Due after five years through ten years	1,645,878	1,691,519
Due after ten years	1,947,432	1,992,701
Total fixed maturity securities	$7,360,287	$7,516,158

For the three months ended March 31, 2022, the Company received $900,240 of proceeds from sales and maturities of investments in available-for-sale securities and had $19,708 and $1,404 of gross gains and gross losses realized, respectively. For the year ended December 31, 2021, the Company received $1,407,864 of proceeds from sales and maturities of investments in available-for-sale securities and had $84,088 of gross gains.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of March 31, 2022, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$988,213	$1,015,969
Due after one year through five years	1,701,849	1,894,917
Due after five years through ten years	315,078	408,072
Due after ten years	6,043	8,294
Total other long-term investments	$3,011,183	$3,327,252

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other long-term investments by geographic distribution:

	(Unaudited)
	March 31, 2022%		December 31, 2021%
California	$405,398	13.5%	$405,727	13.6%
Florida	225,203	7.5	231,746	7.8
Georgia	248,360	8.2	269,316	9.0
Indiana	271,213	9.0	285,263	9.6
Massachusetts	679,883	22.6	712,006	23.9
New York	675,262	22.4	550,414	18.5
Ohio	143,529	4.8	141,692	4.7
Oregon	109,690	3.6	108,798	3.7
Pennsylvania	252,645	8.4	275,363	9.2
Total	$3,011,183	100.0%	$2,980,325	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of March 31, 2022 and December 31, 2021 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) March 31, 2022	December 31, 2021
80% to 90%	$415,492	$573,500
70% to 80%	6,647,304	4,409,139
60% to 70%	6,093,865	5,796,932
50% to 60%	1,936,790	1,872,626
Less than 50%	540,854	496,876
Total	$15,634,305	$13,149,073

Mortgage loans by geographic distribution:

State	(Unaudited) March 31, 2022%		December 31, 2021%
Alabama	$272,133	1.7%	$237,805	1.8%
Arkansas	288,550	1.8	210,194	1.6
California	184,486	1.2	185,403	1.4
Colorado	-	-	200,175	1.5
Connecticut	216,885	1.4	217,559	1.7
Florida	825,863	5.3	830,643	6.3
Georgia	753,343	4.8	485,060	3.7
Illinois	681,807	4.4	684,694	5.2
Indiana	244,422	1.5	245,821	1.9
Kansas	-	-	87,063	0.7
Kentucky	103,396	0.7	104,631	0.8
Louisiana	310,249	2.0	95,809	0.7
Maryland	239,298	1.5	239,298	1.8
Michigan	182,941	1.2	182,941	1.4
Missouri	3,443,572	22.0	3,307,900	25.2
North Carolina	248,889	1.6	248,889	1.9
Ohio	242,034	1.6	242,034	1.9
Pennsylvania	391,602	2.5	446,327	3.4
South Carolina	26,095	0.1	200,899	1.5
Tennessee	5,312,678	34.0	2,752,328	20.9
Texas	1,622,769	10.4	1,801,152	13.7
Wisconsin	43,293	0.3	142,448	1.0
Total	$15,634,305	100.0%	$13,149,073	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

2. Investments (continued)

There were 3 mortgage loans with a principal balance of $190,189 that were 90 days or more past due and still accruing interest as of March 31, 2022. One of those 3 mortgage loans had a principal balance of $42,609 and was in the process of foreclosure as of March 31, 2022. The Company expects to fully recover the principal balance outstanding plus any accrued interest along with all fees and expenses. There were 3 mortgage loans with a principal balance of $190,049 that were 90 days or more past due and still accruing interest as of December 31, 2021. The Company had a mortgage loan allowance of $78,120 and $65,575 as of March 31, 2022 and December 31, 2021, respectively.

	(Unaudited) March 31, 2022	December 31, 2021
Beginning of year: mortgage loan allowance balance	$65,575	$37,963
Current year change in provision of estimated mortgage loan losses	12,545	27,612
End of year: mortgage loan allowance balance	$78,120	$65,575

Major categories of net investment income for the three months ended March 31, 2022 and 2021 are summarized as follows:

	For the Three Months Ended March 31,
	2022	2021

Fixed maturity securities	$85,888	$115,428
Other long-term assets	66,889	54,738
Mortgage loans	287,295	151,804
Short-term and other investments	24,906	190
Gross investment income	464,978	322,160
Investment expenses	(101,520)	(31,192)
Net investment income	$363,458	$290,968

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

March 31, 2022

(Unaudited)

3. Fair Value Measurements (continued)

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized as follows:

March 31, 2022 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$7,516,158	$-	$7,516,158
Total fixed maturity securities	$-	$7,516,158	$-	$7,516,158

December 31, 2021	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$9,042,091	$-	$9,042,091
Total fixed maturity securities	$-	$9,042,091	$-	$9,042,091

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2022 and December 31, 2021 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2022 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,327,789	$6,327,789	$6,327,789	$-	$-
Mortgages on real estate	15,634,305	15,548,968	-	-	15,548,968
Other long-term investments	3,011,183	3,327,252	-	-	3,327,252
Accrued investment income	206,661	206,661	-	-	206,661
Advances and notes receivable	165,983	165,983	-	-	165,983
Total financial assets	$25,345,921	$25,576,653	$6,327,789	$-	$19,248,864

Financial liabilities
Policyholders’ account balances	$29,081,208	$20,667,697	$-	$-	$20,667,697
Policy claims and other benefits	283,151	283,151	-	-	283,151
Total financial liabilities	$29,364,359	$20,950,848	$-	$-	$20,950,848

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,224,914	$8,224,914	$8,224,914	$-	$-
Mortgages on real estate	13,149,073	13,496,013	-	-	13,496,013
Other long-term investments	2,980,325	3,367,307	-	-	3,367,307
Accrued investment income	190,299	190,299	-	-	190,299
Advances and notes receivable	267,301	267,301	-	-	267,301
Total financial assets	$24,811,912	$25,545,834	$8,224,914	$-	$17,320,920

Financial liabilities
Policyholders’ account balances	$28,603,861	$26,098,410	$-	$-	$26,098,410
Policy claims and other benefits	537,214	537,214	-	-	537,214
Total financial liabilities	$29,141,075	$26,635,624	$-	$-	$26,635,624

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

March 31, 2022

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended March 31, 2022. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of March 31, 2022, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repeals the 80 percent limitation for taxable years beginning before January 1, 2021.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

4. Income Taxes (continued)

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

5. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $4,030,726 as of March 31, 2022. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6. Stock Incentive Plan

The Company’s life subsidiary, TRLIC has an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan awards shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards at December 31, 2021 are based on production for the period of January through December 2021. 5,000 shares have been issued in 2022. The ASIP will issue approximately 7,400 additional shares in 2022 awarded on 2021 production. The ASIP issued 3,320 shares in 2021 based on 2020 production. In addition, the Company granted 19,000 total shares in 2021 as part of employment agreements and/or bonuses to employees.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of March 31, 2022 are as follows:

2022	$72,448
Total operating lease payments, undiscounted	$72,448
Less: interest	(10,373)
Lease liability, at present value	$62,075

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

Results of Operations – Three Months Ended March 31, 2022 and 2021

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	March 31, 2022	March 31, 2021
Premiums and other considerations	$429,680	$169,616
Net investment income	363,458	290,968
Net realized investment gains (losses)	18,304	(875)
Commission income	28,266	9,251
Total revenues	$839,708	$468,960

Total revenues increased by $370,748 for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021. This increase was primarily a result of increased new policy sales and additional investment income earned through further investments in fixed maturity securities, mortgage loans, and other long-term investments. In addition, we had net realized investment gains in 2022 compared to net realized losses in 2021. Also, there was a small increase in commission income compared to the prior year. The Company also accepted annuity considerations during 2022 and 2021. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,476,569 for the three months ended March 31, 2022, an increase of $348,820 from $1,127,749 for the three months ended March 31, 2021. Significant expense categories are discussed below.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense by $174,666 for the three months ended March 31, 2022 compared to the same period in the prior year. Expenses were $556,413 and $381,747 for the three months ended March 31, 2022 and 2021, respectively. The increase is primarily due to increases in future policy benefits and benefit payments. Those two increases are to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance. This coincides with the decrease in interest credited to policyholders as the Company looks to sell more life products and less annuity policies. Also, benefit payments can significantly impact expenses from period to period. There was an increase in benefit payments in 2022 compared to 2021.

Commissions – Commission expenses were $294,521 and $173,144 for the three months ended March 31, 2022 and 2021, respectively. The increase of $121,377 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years.

Salaries and Employee Benefits – Salary and employee benefits expense increased $42,073 for the three months ended March 31, 2022 compared to the same period in the prior year. The increase is primarily related to the increased costs associated with wage increases and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. In addition, we chose to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce increases in salaries and employee benefits.

Other Expenses – Third-party administration fees increased $40,341 for the three months ended March 31, 2022 compared to the same period in the prior year. That increase was due to new sales production and the continued growth of our book of business. Professional fees continue to be one of the larger contributing expenses to the overall total expenses. The professional fees continue to increase due to additional public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section.

Net Loss

The net loss was $636,861, or $(0.04) per share, for the three months ended March 31, 2022 compared to a net loss of $658,789 or $(0.04) per share, for the three months ended March 31, 2021. The $21,928 improvement in the net loss was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding were 14,805,194 and 14,778,725 for the three months ended March 31, 2022 and 2021, respectively.

Financial Position – As of March 31, 2022 and December 31, 2021

Total assets of the Company decreased from $37,381,933 as of December 31, 2021 to $36,547,575 as of March 31, 2022, a decrease of $834,358. Assets that increased or decreased materially in 2022 were fixed maturity securities, mortgage loans, and cash and cash equivalents. The Company received proceeds from payments or sales of invested assets along with premium receipts from policies. The Company used a majority of those funds to invest in new mortgage loans to increase the overall investment yield of the portfolio and to increase net investment income. Overall assets decreased primarily due to the change in net unrealized gains in the fixed maturity securities as interest rates have increased in the market.

Total investments increased by $990,157, or 3.9%. This increase was due to the additional investments made in new mortgage loans. However, it was offset by the above mentioned reduction in fixed maturity securities. As a result, cash and cash equivalents decreased as well as we invested more of our cash into higher yielding invested assets as we try to maximize our net investment income to boost total revenues. All non-operating cash is held in interest bearing cash equivalent accounts.

In addition, the Company sold fixed maturity securities at net realized gains and received proceeds from prepayments, maturities, and sinking fund payments from fixed maturity securities and other long-term investments to allocate more funds into mortgage loan investments at higher investment yields. Mortgage loans increased by $2,485,232 from the prior year ended December 31, 2021. This reallocation of the investment portfolio should provide meaningful increases to net investment income over the upcoming years. Similarly, new cash receipts from annuity considerations and premiums plan to be allocated in a similar manner to maximize total revenues. We continue to invest our excess cash in higher yielding investments as suitable options become available.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities increased by $425,516 at March 31, 2022 compared to December 31, 2021. That increase is primarily related to new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance.

Total shareholders’ equity of the Company decreased from $6,611,969 as of December 31, 2021 to $5,337,906 as of March 31, 2022, a decrease of $1,274,063. The decrease is due to reduced unrealized gains in the investment portfolio at March 31, 2022 compared to December 31, 2021 because of interest rate increases in the market. It also decreased by the net loss for the quarter. The Company also issued $5,000 of its treasury shares in 2022 which increased total shareholders’ equity.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings and an intrastate public stock offering. Through March 31, 2022, we received $20,346,985 from the sale of 14,867,097 shares and incurred offering costs of $2,659,696. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 8,930 treasury shares under the ASIP since inception of the plan and another 44,000 treasury shares as part of two employment agreements and/or bonuses to employees. The remaining 58,070 shares held by TRLIC and the 3,000 shares held by TRCC total 61,070 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $6,327,789 as of March 31, 2022. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $4,030,726 as of March 31, 2022. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board. This offering ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC. It was sold by issuer agents registered with the Texas State Securities Board. The Company raised $10,010,485 and incurred offering costs of $1,444,127 from the sale of 2,002,097 shares in this offering. Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agencies. Through March 31, 2022 the Company paid $133,210 for 114,000 shares of the Company’s common stock (treasury stock). Subsequently, 8,930 shares have been redistributed to agents under the ASIP and 44,000 shares were issued as part of two employment agreements and/or bonuses to employees.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

May 16, 2022	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

May 16, 2022	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer