Form 10-Q
period 2022-06-30
Texas Republic Capital Corp
filed 2022-08-11
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 1, 2022: 14,813,177 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2022

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $7,152,357 and $8,244,018 as of June 30, 2022 and December 31, 2021, respectively)	$6,846,417	$9,042,091
Mortgage loans, net of allowance	13,807,591	13,149,073
Other long-term investments	3,023,852	2,980,325
Total investments	23,677,860	25,171,489
Cash and cash equivalents	6,060,147	8,224,914
Accrued investment income	184,396	190,299
Due premium	26,893	19,664
Deferred policy acquisition costs	1,952,250	1,518,260
Deferred sales inducement costs	569,358	716,153
Advances and notes receivable, net of allowance	123,739	267,301
Leased property - right to use	41,383	82,766
Prepaid assets	96,041	14,661
Intangible assets, net of accumulated amortization	298,819	321,806
Furniture and equipment, net	13,443	17,505
Other assets	3,650,661	837,115
Total assets	$36,694,990	$37,381,933

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$28,832,134	$28,603,861
Future policy benefits	1,537,583	1,214,014
Policy claims and other benefits	168,043	537,214
Liability for deposit-type contracts	296,945	68,770
Other policyholder liabilities	27,984	57,178
Total policy liabilities	30,862,689	30,481,037
Lease liability	41,383	82,766
Other liabilities	307,635	206,161
Total liabilities	31,211,707	30,769,964

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of June 30, 2022 and December 31, 2021, 14,813,177 and 14,801,027 outstanding as of June 30, 2022 and December 31, 2021, respectively, and 162,540 subscribed as of June 30, 2022	150,296	148,671
Additional paid-in capital	18,512,233	17,538,618
Treasury stock, at cost (53,920 and 66,070 shares as of June 30, 2022 and December 31, 2021, respectively)	(52,130)	(64,280)
Accumulated other comprehensive income (loss)	(305,940)	798,073
Accumulated deficit	(12,821,176)	(11,809,113)
Total shareholders’ equity	5,483,283	6,611,969
Total liabilities and shareholders’ equity	$36,694,990	$37,381,933

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Premiums and other considerations	$507,849	$161,105	$937,529	$330,721
Net investment income	444,853	301,776	808,311	592,744
Net realized gains (losses) on investments	(669)	7,554	17,635	6,679
Commission income	38,703	55,956	66,969	65,207
Total revenues	990,736	526,391	1,830,444	995,351
Benefits, claims and expenses
Increase in future policy benefits	65,672	62,248	274,531	94,454
Death and other benefits	141,173	(25,243)	217,616	(39,335)
Interest credited to policyholders	265,310	293,464	536,421	657,097
Total benefits and claims	472,155	330,469	1,028,568	712,216
Policy acquisition costs deferred	(496,065)	(85,582)	(690,545)	(217,949)
Policy acquisition costs amortized	208,630	3,655	256,555	128,849
Commissions	480,080	150,185	774,601	323,329
Salaries and employee benefits	399,076	324,968	767,995	651,814
Office rent	22,107	23,092	46,106	46,810
Third-party administration fees	18,279	19,023	85,989	46,392
Travel, meals, and entertainment	24,811	15,469	47,586	28,423
Professional fees	120,896	124,046	315,805	262,928
Other general and administrative expenses	115,969	95,390	209,847	145,652
Total benefits, claims and expenses	1,365,938	1,000,715	2,842,507	2,128,464

Net loss	$(375,202)	$(474,324)	$(1,012,063)	$(1,133,113)

Net loss per common share outstanding	$(0.03)	$(0.03)	$(0.07)	$(0.08)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(375,202)	$(474,324)	$(1,012,063)	$(1,133,113)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(462,480)	204,894	(1,086,378)	(116,396)
Less net realized investment gains (losses)	(669)	7,554	17,635	6,679
Net unrealized investment gains (losses)	(461,811)	197,340	(1,104,013)	(123,075)
Total other comprehensive income (loss)	(461,811)	197,340	(1,104,013)	(123,075)
Total comprehensive loss	$(837,013)	$(276,984)	$(2,116,076)	$(1,256,188)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2021	$148,671	$17,538,618	$(86,600)	$1,166,306	$(9,724,528)	$9,042,467
Treasury shares issued	-	-	3,320	-	-	3,320
Other comprehensive loss	-	-	-	(123,075)	-	(123,075)
Net loss	-	-	-	-	(1,133,113)	(1,133,113)
Balance as of June 30, 2021	$148,671	$17,538,618	$(83,280)	$1,043,231	$(10,857,641)	$7,789,599

Balance as of January 1, 2022	$148,671	$17,538,618	$(64,280)	$798,073	$(11,809,113)	$6,611,969
Common stock shares subscribed	1,625	973,615	-	-	-	975,240
Treasury shares issued	-	-	12,150	-	-	12,150
Other comprehensive loss	-	-	-	(1,104,013)	-	(1,104,013)
Net loss	-	-	-	-	(1,012,063)	(1,012,063)
Balance as of June 30, 2022	$150,296	$18,512,233	$(52,130)	$(305,940)	$(12,821,176)	$5,483,283

Three Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of April 1, 2021	$148,671	$17,538,618	$(86,490)	$845,891	$(10,383,317)	$8,063,373
Treasury shares issued	-	-	3,210	-	-	3,210
Other comprehensive income	-	-	-	197,340	-	197,340
Net loss	-	-	-	-	(474,324)	(474,324)
Balance as of June 30, 2021	$148,671	$17,538,618	$(83,280)	$1,043,231	$(10,857,641)	$7,789,599

Balance as of April 1, 2022	$148,671	$17,538,618	$(59,280)	$155,871	$(12,445,974)	$5,337,906
Common stock shares subscribed	1,625	973,615	-	-	-	975,240
Treasury shares issued	-	-	7,150	-	-	7,150
Other comprehensive loss	-	-	-	(461,811)	-	(461,811)
Net loss	-	-	-	-	(375,202)	(375,202)
Balance as of June 30, 2022	$150,296	$18,512,233	$(52,130)	$(305,940)	$(12,821,176)	$5,483,283

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(1,012,063)	$(1,133,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(146,208)	(137,803)
Net realized capital gains	(17,635)	(6,679)
Provision for depreciation and amortization	27,049	6,743
Policy acquisition costs deferred	(690,545)	(217,949)
Policy acquisition costs amortized	256,555	128,849
Amortization of mortgage loan origination fees	35,282	30,412
Provision for estimated mortgage loan losses	3,486	(4,927)
Provision for estimated uncollectible advances and notes receivable	(472)	(3,921)
Interest credited to policyholders	536,421	657,097
Non-cash salary expense	12,150	3,320
Change in assets and liabilities:
Accrued investment income	5,903	(51,956)
Due premium	(7,229)	(19,694)
Advances and notes receivable	144,034	(13,954)
Prepaid assets	(81,380)	(38,430)
Other assets	(2,485,946)	(113,909)
Future policy benefits	323,569	202,811
Policy claims	(369,171)	(356,024)
Other policy liabilities	(29,194)	(85,749)
Other liabilities	101,474	137,364
Net cash used in operating activities	(3,393,920)	(1,017,512)

Investing activities
Purchases of furniture and equipment	-	(2,381)
Purchases of available for sale securities	-	(12,122)
Sales of available for sale securities	1,105,980	231,580
Purchases of mortgage loans	(7,738,300)	(572,994)
Payments on mortgage loans	7,069,992	1,579,779
Purchase of other long-term investments	(374,036)	-
Payments on other long-term investments	451,055	375,276
Net cash provided by investing activities	514,691	1,599,138

Financing activities
Proceeds from the subscription of common stock	647,640	-
Policyholder deposits	383,738	1,836,446
Policyholder withdrawals	(545,091)	(116,295)
Deposit-type contracts - deposits	255,228	-
Deposit-type contracts - withdrawals	(27,053)	(5,310)
Net cash provided by financing activities	714,462	1,714,841

(Decrease) increase in cash and cash equivalents	(2,164,767)	2,296,467
Cash and cash equivalents, beginning of period	8,224,914	10,985,917
Cash and cash equivalents, end of period	$6,060,147	$13,282,384
Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$12,150	$3,320
Subscriptions receivable for common stock	327,600	-

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021, the Company made additional total capital contributions of $2,100,000. During the first half of 2022, the Company made $1,000,000 in capital contributions. Total capitalization of TRLIC was $11,007,133 at June 30, 2022.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021, the Company made additional total capital contributions of $50,000. During the first quarter of 2022, the Company made a $100,000 capital contribution. Total capitalization of TRLS was $500,000 at June 30, 2022.

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

On May 31, 2022, the Company began a rights offering to existing shareholders only. As of June 30, 2022, the Company has raised $975,240 through the subscription of 162,540 shares of its common stock. The offering is currently ongoing and is set to end after the Company raises $3,000,000 in total capital proceeds, or one year has surpassed since the beginning of the offering, whichever occurs first. The Company has the options to increase the total capital proceeds raised due to oversubscription and extend the rights offering for an additional period of time.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

June 30, 2022

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy.  Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.  DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products.  Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $690,545 of DAC deferred and $256,555 of DAC amortized for the six months ended June 30, 2022. For the three months ended June 30, 2022, there was $496,065 of DAC deferred and $208,630 of DAC amortized. There was $217,949 of DAC deferred and $128,849 of DAC amortized for the six months ended June 30, 2021. For the three months ended June 30, 2021, there was $85,582 of DAC deferred and $3,655 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products.  SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $569,358 and $716,153 of SIC deferred at June 30, 2022 and December 31, 2021, respectively. There was $0 of SIC deferred and $146,795 of SIC amortized for the six months ended June 30, 2022.  For the three months ended June 30, 2022, there was $0 of SIC deferred and $83,020 of SIC amortized. There was $70,868 of SIC deferred and $158,658 SIC amortized for the six months ended June 30, 2021. For the three months ended June 30, 2021, there was $30,008 of SIC deferred and $62,189 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $53,513 and $53,985 as of June 30, 2022 and December 31, 2021, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $41,383 as of June 30, 2022 compared to $82,766 as of December 31, 2021.

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

June 30, 2022

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 14,822,135 and 14,779,039 for the six months ended June 30, 2022 and 2021, respectively. The weighted average common shares outstanding and subscribed were 14,839,075 and 14,779,352 for the three months ended June 30, 2022 and 2021, respectively.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. All mortgage loans and lottery bonds that were purchased by the Company in 2020 were obtained through this agreement. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid $12,665 to FTFC for the six months ending June 30, 2022. No such purchases were made or fees paid for the year ending December 31, 2021.

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of June 30, 2022 there has only been one group covered under this agreement.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2022 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,152,357	$29,355	$335,295	$6,846,417
Total fixed maturity securities	$7,152,357	$29,355	$335,295	$6,846,417

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$8,244,018	$798,073	$-	$9,042,091
Total fixed maturity securities	$8,244,018	$798,073	$-	$9,042,091

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2022 and December 31, 2021 are summarized as follows:

		Unrealized	Number of
June 30, 2022 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$4,984,289	$335,295	41

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$4,984,289	335,295	41

		Unrealized	Number of
December 31, 2021	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$-	$-	-

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$-	$-	-

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

As of June 30, 2022, the fixed maturity securities in a less than 12-month loss position had an average fair value to amortized cost ratio of 94.2%. As of December 31, 2021, there were no fixed maturity securities in an unrealized loss position.

As of June 30, 2022 and December 31, 2021, 0% of total fair value of fixed maturity securities were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2022 or during the year ended December 31, 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2022, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2022	December 31, 2021
Unrealized appreciation (depreciation) on available-for-sale securities	$(305,940)	$798,073
Net unrealized appreciation (depreciation) on available-for-sale securities	$(305,940)	$798,073

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2022, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$548,494	$550,975
Due after one year through five years	3,111,219	3,063,362
Due after five years through ten years	1,546,358	1,488,810
Due after ten years	1,946,286	1,743,270
Total fixed maturity securities	$7,152,357	$6,846,417

For the six months ended June 30, 2022, the Company received $1,105,980 of proceeds from sales and maturities of investments in available-for-sale securities and had $20,643 and $3,008 of gross gains and gross losses realized, respectively. For the year ended December 31, 2021, the Company received $1,407,864 of proceeds from sales and maturities of investments in available-for-sale securities and had $84,088 of gross gains.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of June 30, 2022, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$983,134	$1,012,812
Due after one year through five years	1,722,650	1,908,183
Due after five years through ten years	311,969	404,086
Due after ten years	6,099	8,367
Total other long-term investments	$3,023,852	$3,333,448

Other long-term investments by geographic distribution:

	(Unaudited)
	June 30, 2022%		December 31, 2021%
California	$358,624	11.9%	$405,727	13.6%
Florida	322,542	10.7	231,746	7.8
Georgia	311,060	10.3	269,316	9.0
Indiana	273,896	9.0	285,263	9.6
Massachusetts	666,340	22.0	712,006	23.9
New York	635,585	21.0	550,414	18.5
Ohio	123,051	4.1	141,692	4.7
Oregon	88,473	2.9	108,798	3.7
Pennsylvania	244,281	8.1	275,363	9.2
Total	$3,023,852	100.0%	$2,980,325	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of June 30, 2022 and December 31, 2021 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) June 30, 2022	December 31, 2021
80% to 90%	$542,352	$573,500
70% to 80%	6,067,803	4,409,139
60% to 70%	4,874,861	5,796,932
50% to 60%	1,713,623	1,872,626
Less than 50%	608,952	496,876
Total	$13,807,591	$13,149,073

Mortgage loans by geographic distribution:

State	(Unaudited) June 30, 2022%		December 31, 2021%
Alabama	$562,672	4.1%	$237,805	1.8%
Arkansas	210,194	1.5	210,194	1.6
California	183,552	1.3	185,403	1.4
Colorado	-	-	200,175	1.5
Connecticut	-	-	217,559	1.7
Florida	498,179	3.6	830,643	6.3
Georgia	295,400	2.1	485,060	3.7
Illinois	679,418	4.9	684,694	5.2
Indiana	341,428	2.5	245,821	1.9
Kansas	-	-	87,063	0.7
Kentucky	102,139	0.7	104,631	0.8
Louisiana	309,651	2.3	95,809	0.7
Maryland	239,297	1.7	239,298	1.8
Michigan	182,941	1.3	182,941	1.4
Missouri	2,884,335	20.9	3,307,900	25.2
North Carolina	253,725	1.9	248,889	1.9
Ohio	242,034	1.8	242,034	1.9
Pennsylvania	398,667	2.9	446,327	3.4
South Carolina	152,267	1.1	200,899	1.5
Tennessee	5,286,831	38.3	2,752,328	20.9
Texas	941,568	6.8	1,801,152	13.7
Wisconsin	43,293	0.3	142,448	1.0
Total	$13,807,591	100.0%	$13,149,073	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

There were 3 mortgage loans with a principal balance of $189,932 that were 90 days or more past due and still accruing interest as of June 30, 2022. One of those 3 mortgage loans had a principal balance of $42,609 and was in the process of foreclosure as of June 30, 2022. The Company expects to fully recover the principal balance outstanding plus any accrued interest along with all fees and expenses. There were 3 mortgage loans with a principal balance of $190,049 that were 90 days or more past due and still accruing interest as of December 31, 2021. The Company had a mortgage loan allowance of $69,061 and $65,575 as of June 30, 2022 and December 31, 2021, respectively.

	(Unaudited) June 30, 2022	December 31, 2021
Beginning of year: mortgage loan allowance balance	$65,575	$37,963
Current year change in provision of estimated mortgage loan losses	3,486	27,612
End of year: mortgage loan allowance balance	$69,061	$65,575

Major categories of net investment income for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Fixed maturity securities	$77,271	$96,131	$163,159	$211,559
Other long-term assets	53,658	67,821	120,547	122,559
Mortgage loans	289,570	151,053	576,865	302,857
Short-term and other investments	75,475	210	100,381	400
Gross investment income	495,974	315,215	960,952	637,375
Investment expenses	(51,121)	(13,439)	(152,641)	(44,631)
Net investment income	$444,853	$301,776	$808,311	$592,744

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

June 30, 2022

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized as follows:

June 30, 2022 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,846,417	$-	$6,846,417
Total fixed maturity securities	$-	$6,846,417	$-	$6,846,417

December 31, 2021	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$9,042,091	$-	$9,042,091
Total fixed maturity securities	$-	$9,042,091	$-	$9,042,091

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2022 and December 31, 2021 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2022 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,060,147	$6,060,147	$6,060,147	$-	$-
Mortgages on real estate	13,807,591	13,321,205	-	-	13,321,205
Other long-term investments	3,023,852	3,333,448	-	-	3,333,448
Accrued investment income	184,396	184,396	-	-	184,396
Advances and notes receivable	123,739	123,739	-	-	123,739
Total financial assets	$23,199,725	$23,022,935	$6,060,147	$-	$16,962,788

Financial liabilities
Policyholders’ account balances	$28,832,134	$19,579,382	$-	$-	$19,579,382
Policy claims and other benefits	168,043	168,043	-	-	168,043
Total financial liabilities	$29,000,177	$19,747,425	$-	$-	$19,747,425

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,224,914	$8,224,914	$8,224,914	$-	$-
Mortgages on real estate	13,149,073	13,496,013	-	-	13,496,013
Other long-term investments	2,980,325	3,367,307	-	-	3,367,307
Accrued investment income	190,299	190,299	-	-	190,299
Advances and notes receivable	267,301	267,301	-	-	267,301
Total financial assets	$24,811,912	$25,545,834	$8,224,914	$-	$17,320,920

Financial liabilities
Policyholders’ account balances	$28,603,861	$26,098,410	$-	$-	$26,098,410
Policy claims and other benefits	537,214	537,214	-	-	537,214
Total financial liabilities	$29,141,075	$26,635,624	$-	$-	$26,635,624

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

June 30, 2022

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended June 30, 2022. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of June 30, 2022, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repeals the 80% limitation for taxable years beginning before January 1, 2021.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

5. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $5,069,727 as of June 30, 2022. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6. Stock Incentive Plan

The Company’s life subsidiary, TRLIC had an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan was suspended by the Company in April 2022. The plan awarded shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards at December 31, 2021 are based on production for the period of January through December 2021. 12,150 shares were issued in 2022. The ASIP issued 7,150 shares in 2022 based on 2021 production. The ASIP issued 3,320 shares in 2021 based on 2020 production. In addition, the Company granted 5,000 and 19,000 total shares in 2022 and 2021, respectively, as part of employment agreements and/or bonuses to employees.

7. Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in December 2022. The lease includes an option to extend or renew the lease term. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. The exercise of the renewal option is at the Company's discretion; at this time there is uncertainty as to the Company exercising its renewal option, so the option is not included in the determination of the present value calculation. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of June 30, 2022 are as follows:

2022	$48,298
Total operating lease payments, undiscounted	$48,298
Less: interest	(6,915)
Lease liability, at present value	$41,383

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

Results of Operations – Three and Six Months Ended June 30, 2022 and 2021

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Premiums and other considerations	$507,849	$161,105	$937,529	$330,721
Net investment income	444,853	301,776	808,311	592,744
Net realized gains (losses) on investments	(669)	7,554	17,635	6,679
Commission income	38,703	55,956	66,969	65,207
Total revenues	$990,736	$526,391	$1,830,444	$995,351

Total revenues increased by $464,345 and $835,093 for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. These increases were primarily a result of increased new policy sales and additional investment income earned through further investments in fixed maturity securities, mortgage loans, and other long-term investments. In addition, we had increased net realized investment gains in 2022 compared to 2021. Also, there was a marginal increase in commission income compared to the prior year. The Company also accepted annuity considerations during 2022 and 2021. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,365,938 and $2,842,507 for the three and six months ended June 30, 2022, increases of $365,223 and $714,043 from $1,000,715 and $2,128,464 for the three and six months ended June 30, 2021, respectively. Significant expense categories are discussed below.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense by $141,686 and $316,352 for the three and six months ended June 30, 2022 compared to the same period in the prior year. Expenses were $472,155 and $1,028,568 for the three and six months ended June 30, 2022 and $330,469 and $712,216 for the three and six months ended June 30, 2021, respectively. The increases were primarily due to increases in future policy benefits and benefit payments. Those two increases are to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance. This coincides with the decrease in interest credited to policyholders as the Company looks to sell more life products and less annuity policies. Also, benefit payments can significantly impact expenses from period to period. There were increases in benefit payments of $166,416 and $256,951 for the three and six months ended June 30, 2022 compared to the same periods in the prior year.

Commissions – Commission expenses were $480,080 and $774,601 for the three and six months ended June 30, 2022 compared to $150,185 and $323,329 for the three and six months ended June 30, 2021, respectively. These increases are consistent with the amounts of new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years.

Salaries and Employee Benefits – Salary and employee benefits expense increased $74,108 and $116,181 for the three and six months ended June 30, 2022 compared to the same periods in the prior year. These increases are primarily related to the increased costs associated with new employee hires, wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. The Company hired five new employees in 2022. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the overall increases in salaries and employee benefits.

Other Expenses – Third-party administration fees increased $39,597 for the six months ended June 30, 2022 compared to the same period in the prior year. That increase was due to new sales production and the continued growth of our book of business. Professional fees continue to be one of the larger contributing expenses to the overall total expenses. The professional fees continue to increase due to additional public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section. Professional fees increased $52,877 for the six months ended June 30, 2022 compared to the same period in the prior year.

Net Loss

The net loss was $1,012,063, or $(0.07) per share, for the six months ended June 30, 2022 compared to a net loss of $1,133,113 or $(0.08) per share, for the six months ended June 30, 2021. For the three months ending June 30, the net loss was $375,202 or $(0.03) per share in 2022 and $474,324 or $(0.03) per share in 2021. The improvement of the net loss for the three- and six- months ending June 30, 2022, was primarily attributable to the increases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 14,822,135 and 14,779,039 for the six months ended June 30, 2022 and 2021, respectively. The weighted average common shares outstanding and subscribed were 14,839,075 and 14,779,352 for the three months ended June 30, 2022 and 2021, respectively.

Financial Position – As of June 30, 2022 and December 31, 2021

Total assets of the Company decreased from $37,381,933 as of December 31, 2021 to $36,694,990 as of June 30, 2022, a decrease of $686,943. Assets that increased or decreased materially in 2022 were fixed maturity securities, mortgage loans, cash and cash equivalents, deferred policy acquisition costs, and other assets. The Company received proceeds from payments or sales of invested assets along with premium receipts from policies and continues to use a majority of those funds to invest in new mortgage loans to increase the overall investment yield of the portfolio and to increase net investment income. In addition, deferred policy acquisition costs increased as the Company continues to successfully sell more new business. Other assets increased due to the timing of cash collections for transactions completed at the end of the quarter. The cash was subsequently received in the following month after the quarter end. Overall assets decreased though primarily due to the change in net unrealized losses in the fixed maturity securities as interest rates have increased in the market as a result of inflation and other economic factors.

Total investments decreased by $1,493,629, or 5.9%. This decrease was due to sells, payoffs, and maturities in the investment portfolio as well as the above mentioned reduction in fixed maturity securities. The Company continues to reinvest and deploy more of our cash into higher yielding invested assets as we try to maximize our net investment income to boost total revenues. All non-operating cash is held in interest bearing cash equivalent accounts.

The Company sold fixed maturity securities at net realized gains and received proceeds from prepayments, maturities, and sinking fund payments from fixed maturity securities and other long-term investments to allocate more funds into mortgage loan investments at higher investment yields. Mortgage loans increased by $658,518 from the prior year ended December 31, 2021. This reallocation of the investment portfolio should provide meaningful increases to net investment income over the upcoming years. Similarly, new cash receipts from annuity considerations and premiums plan to be allocated in a similar manner to maximize total revenues. We continue to invest our excess cash in higher yielding investments as suitable options become available.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities increased by $381,652 at June 30, 2022 compared to December 31, 2021. That increase is primarily related to new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance.

Total shareholders’ equity of the Company decreased from $6,611,969 as of December 31, 2021 to $5,483,283 as of June 30, 2022, a decrease of $1,128,686. The decrease is mainly due to a negative change of $1,104,013 in unrealized losses in the investment portfolio at June 30, 2022 compared to December 31, 2021 because of interest rate increases in the market and the net loss for the six months ended June 30, 2022. The Company began a rights offering during the second quarter of 2022 and received $975,240 in proceeds from the issuance of common stock during that period. Those proceeds plus the $12,150 of its treasury shares issued in 2022 increased total shareholders’ equity and helped offset the decreases mentioned above.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through June 30, 2022, we received $21,322,225 from the sale of 15,029,637 shares and incurred offering costs of $2,659,696. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 44,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 50,920 shares held by TRLIC and the 3,000 shares held by TRCC total 53,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $6,060,147 as of June 30, 2022. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $5,069,727 as of June 30, 2022. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Capital provided from the previous offerings and current offering will provide a considerable amount of operating funds for current and future operations of TRCC. The operations of TRLIC should provide ample cash flows from premium income and investment income to meet operating requirements once a sufficient book of business has been established, or new policy sales are turned off, whichever happens first. Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows. The operations of TRLS and AIS should provide sufficient cash flows from commission income to meet their operating requirements. TRLS and AIS are also less capital intensive than TRLIC since it does not retain any of the policy risks or capital requirements.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. As of June 30, 2022, the Company has raised $975,240 through the subscription of 162,540 shares of its common stock. The offering is currently ongoing and is set to end after the Company raises $3,000,000 in total capital proceeds, or one year has surpassed since the beginning of the offering, whichever occurs first. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board. This offering ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC. It was sold by issuer agents registered with the Texas State Securities Board. The Company raised $10,010,485 and incurred offering costs of $1,444,127 from the sale of 2,002,097 shares in this offering. Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agencies. Through June 30, 2022 the Company paid $133,210 for 114,000 shares of the Company’s common stock (treasury stock). Subsequently, 16,080 shares have been redistributed to agents under the ASIP and 44,000 shares were issued as part of employment agreements and/or bonuses to employees.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

August 11, 2022	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

August 11, 2022	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer