Form 10-Q
period 2022-09-30
Texas Republic Capital Corp
filed 2022-11-10
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 1, 2022: 14,813,177 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $8,608,801 and $8,244,018 as of September 30, 2022 and December 31, 2021, respectively)	$7,985,016	$9,042,091
Mortgage loans, net of allowance	15,966,178	13,149,073
Other long-term investments	3,634,396	2,980,325
Total investments	27,585,590	25,171,489
Cash and cash equivalents	7,889,620	8,224,914
Accrued investment income	224,417	190,299
Due premium	47,077	19,664
Deferred policy acquisition costs	2,223,723	1,518,260
Deferred sales inducement costs	507,602	716,153
Advances and notes receivable, net of allowance	110,517	267,301
Leased property - right to use	457,116	82,766
Prepaid assets	68,461	14,661
Intangible assets, net of accumulated amortization	287,326	321,806
Furniture and equipment, net	11,831	17,505
Other assets	992,363	837,115
Total assets	$40,405,643	$37,381,933

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$28,951,508	$28,603,861
Future policy benefits	1,678,099	1,214,014
Policy claims and other benefits	170,751	537,214
Liability for deposit-type contracts	285,838	68,770
Other policyholder liabilities	12,239	57,178
Total policy liabilities	31,098,435	30,481,037
Lease liability	457,116	82,766
Other liabilities	260,014	206,161
Total liabilities	31,815,565	30,769,964

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 14,867,097 issued as of September 30, 2022 and December 31, 2021, 14,813,177 and 14,801,027 outstanding as of September 30, 2022 and December 31, 2021, respectively, and 733,442 subscribed as of September 30, 2022	156,005	148,671
Additional paid-in capital	21,854,321	17,538,618
Treasury stock, at cost (53,920 and 66,070 shares as of September 30, 2022 and December 31, 2021, respectively)	(52,130)	(64,280)
Accumulated other comprehensive income (loss)	(623,785)	798,073
Accumulated deficit	(12,744,333)	(11,809,113)
Total shareholders’ equity	8,590,078	6,611,969
Total liabilities and shareholders’ equity	$40,405,643	$37,381,933

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Premiums and other considerations	$451,366	$129,557	$1,388,895	$460,278
Net investment income	420,901	256,010	1,229,212	848,754
Net realized gains on investments	-	13,104	17,635	19,783
Commission income	427,048	124,799	494,017	190,006
Total revenues	1,299,315	523,470	3,129,759	1,518,821
Benefits, claims and expenses
Increase in future policy benefits	69,654	192,724	344,185	287,178
Death and other benefits	72,510	125,044	290,126	85,709
Interest credited to policyholders	293,086	180,255	829,507	837,352
Total benefits and claims	435,250	498,023	1,463,818	1,210,239
Policy acquisition costs deferred	(373,834)	(135,999)	(1,064,379)	(353,948)
Policy acquisition costs amortized	102,361	24,294	358,916	153,143
Commissions	411,321	167,494	1,185,922	490,823
Salaries and employee benefits	475,219	320,958	1,243,214	972,772
Office rent	23,841	23,764	69,947	70,574
Third-party administration fees	634	51,260	86,623	97,652
Travel, meals, and entertainment	(7,326)	13,906	40,260	42,329
Professional fees	86,769	255,135	402,574	518,063
Other general and administrative expenses	68,237	59,274	278,084	204,926
Total benefits, claims and expenses	1,222,472	1,278,109	4,064,979	3,406,573

Net income (loss)	$76,843	$(754,639)	$(935,220)	$(1,887,752)

Net income (loss) per common share outstanding	$0.01	$(0.05)	$(0.06)	$(0.13)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$76,843	$(754,639)	$(935,220)	$(1,887,752)
Other comprehensive loss
Total net unrealized losses arising during the period	(317,845)	(79,088)	(1,404,223)	(195,484)
Less net realized investment gains	-	13,104	17,635	19,783
Net unrealized investment losses	(317,845)	(92,192)	(1,421,858)	(215,267)
Total other comprehensive loss	(317,845)	(92,192)	(1,421,858)	(215,267)
Total comprehensive loss	$(241,002)	$(846,831)	$(2,357,078)	$(2,103,019)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2021	$148,671	$17,538,618	$(86,600)	$1,166,306	$(9,724,528)	$9,042,467
Treasury shares issued	-	-	3,320	-	-	3,320
Other comprehensive loss	-	-	-	(215,267)	-	(215,267)
Net loss	-	-	-	-	(1,887,752)	(1,887,752)
Balance as of September 30, 2021	$148,671	$17,538,618	$(83,280)	$951,039	$(11,612,280)	$6,942,768

Balance as of January 1, 2022	$148,671	$17,538,618	$(64,280)	$798,073	$(11,809,113)	$6,611,969
Common stock shares subscribed	7,334	4,315,703	-	-	-	4,323,037
Treasury shares issued	-	-	12,150	-	-	12,150
Other comprehensive loss	-	-	-	(1,421,858)	-	(1,421,858)
Net loss	-	-	-	-	(935,220)	(935,220)
Balance as of September 30, 2022	$156,005	$21,854,321	$(52,130)	$(623,785)	$(12,744,333)	$8,590,078

Three Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of July 1, 2021	$148,671	$17,538,618	$(83,280)	$1,043,231	$(10,857,641)	$7,789.599
Other comprehensive loss	-	-	-	(92,192)	-	(92,192)
Net loss	-	-	-	-	(754,639)	(754,639)
Balance as of September 30, 2021	$148,671	$17,538,618	$(83,280)	$951,039	$(11,612,280)	$6,942,768

Balance as of July 1, 2022	$150,296	$18,512,233	$(52,130)	$(305,940)	$(12,821,176)	$5,483,283
Common stock shares subscribed	5,709	3,342,088	-	-	-	3,347,797
Other comprehensive loss	-	-	-	(317,845)	-	(317,845)
Net income	-	-	-	-	76,843	76,843
Balance as of September 30, 2022	$156,005	$21,854,321	$(52,130)	$(623,785)	$(12,744,333)	$8,590,078

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(935,220)	$(1,887,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(215,086)	(207,112)
Net realized capital gains	(17,635)	(19,783)
Provision for depreciation and amortization	40,153	9,027
Policy acquisition costs deferred	(1,064,379)	(353,948)
Policy acquisition costs amortized	358,916	153,143
Amortization of mortgage loan origination fees	35,800	41,139
Provision for estimated mortgage loan losses	14,336	976
Provision for estimated uncollectible advances and notes receivable	(4,313)	(25,696)
Interest credited to policyholders	829,507	837,352
Non-cash salary expense	12,150	3,320
Change in assets and liabilities:
Accrued investment income	(34,118)	6,520
Due premium	(27,413)	(6,002)
Advances and notes receivable	161,097	25,906
Prepaid assets	(53,800)	(45,978)
Other assets	(126,243)	(320,443)
Future policy benefits	464,085	457,166
Policy claims	(366,463)	(277,075)
Other policy liabilities	(44,939)	(92,726)
Other liabilities	53,853	208,945
Net cash used in operating activities	(919,712)	(1,493,021)

Investing activities
Purchases of furniture and equipment	-	(2,381)
Purchases of available for sale securities	(1,461,639)	(12,122)
Sales of available for sale securities	1,111,464	502,236
Purchases of mortgage loans	(12,526,255)	(2,289,337)
Payments on mortgage loans	9,689,967	2,119,193
Purchase of other long-term investments	(1,256,050)	-
Payments on other long-term investments	789,139	683,213
Net cash provided by (used in) investing activities	(3,653,374)	1,000,802

Financing activities
Proceeds from the subscription of common stock	4,294,033	-
Policyholder deposits	434,609	2,678,963
Policyholder withdrawals	(707,918)	(107,082)
Deposit-type contracts - deposits	255,517	-
Deposit-type contracts - withdrawals	(38,449)	(5,273)
Net cash provided by financing activities	4,237,792	2,566,608

(Decrease) increase in cash and cash equivalents	(335,294)	2,074,389
Cash and cash equivalents, beginning of period	8,224,914	10,985,917
Cash and cash equivalents, end of period	$7,889,620	$13,060,306
Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$12,150	$3,320
Subscriptions receivable for common stock	29,004	-

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021, the Company made additional total capital contributions of $2,100,000. During the first nine months of 2022, the Company made $1,500,000 in total capital contributions. Total capitalization of TRLIC was $11,507,133 at September 30, 2022.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021, the Company made additional total capital contributions of $50,000. During the first nine months of 2022, the Company made $150,000 in total capital contributions. Total capitalization of TRLS was $550,000 at September 30, 2022.

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

On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the subscription of 733,442 shares of its common stock.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

September 30, 2022

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses. DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $1,064,379 of DAC deferred and $358,916 of DAC amortized for the nine months ended September 30, 2022. For the three months ended September 30, 2022, there was $373,834 of DAC deferred and $102,361 of DAC amortized. There was $353,948 of DAC deferred and $153,143 of DAC amortized for the nine months ended September 30, 2021. For the three months ended September 30, 2021, there was $135,999 of DAC deferred and $24,294 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $507,602 and $716,153 of SIC deferred at September 30, 2022 and December 31, 2021, respectively. There was $0 of SIC deferred and $208,551 of SIC amortized for the nine months ended September 30, 2022. For the three months ended September 30, 2022, there was $0 of SIC deferred and $61,756 of SIC amortized. There was $86,341 of SIC deferred and $222,758 SIC amortized for the nine months ended September 30, 2021. For the three months ended September 30, 2021, there was $15,473 of SIC deferred and $64,100 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $49,672 and $53,985 as of September 30, 2022 and December 31, 2021, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $457,116 as of September 30, 2022 compared to $82,766 as of December 31, 2021.

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

September 30, 2022

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 14,962,247 and 14,780,035 for the nine months ended September 30, 2022 and 2021, respectively. The weighted average common shares outstanding and subscribed were 15,242,473 and 14,782,027 for the three months ended September 30, 2022 and 2021, respectively.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. All mortgage loans and lottery bonds that were purchased by the Company in 2020 were obtained through this agreement. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid $12,665 to FTFC for the nine months ending September 30, 2022. No such purchases were made or fees paid for the year ending December 31, 2021.

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of September 30, 2022 there has been three groups covered under this agreement.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of September 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2022 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,145,725	$-	$622,324	$6,523,401
U.S. Treasury securities	1,463,076	-	1,461	1,461,615
Total fixed maturity securities	$8,608,801	$-	$623,785	$7,985,016

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$8,244,018	$798,073	$-	$9,042,091
U.S. Treasury securities	-	-	-	-
Total fixed maturity securities	$8,244,018	$798,073	$-	$9,042,091

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2022 and December 31, 2021 are summarized as follows:

		Unrealized	Number of
September 30, 2022 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$6,523,401	$622,324	49
U.S. Treasury securities	1,461,615	1,461	1

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$7,985,016	623,785	50

		Unrealized	Number of
December 31, 2021	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$-	$-	-

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$-	$-	-

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

As of September 30, 2022, the fixed maturity securities in a less than 12-month loss position had an average fair value to amortized cost ratio of 92.8%. As of December 31, 2021, there were no fixed maturity securities in an unrealized loss position.

As of September 30, 2022 and December 31, 2021, 0% of total fair value of fixed maturity securities were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2022 or during the year ended December 31, 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2022, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	September 30, 2022	December 31, 2021
Unrealized appreciation (depreciation) on available-for-sale securities	$(623,785)	$798,073
Net unrealized appreciation (depreciation) on available-for-sale securities	$(623,785)	$798,073

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2022, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$2,262,234	$2,258,039
Due after one year through five years	3,048,159	2,913,164
Due after five years through ten years	1,353,281	1,224,076
Due after ten years	1,945,127	1,589,737
Total fixed maturity securities	$8,608,801	$7,985,016

For the nine months ended September 30, 2022, the Company received $1,111,464 of proceeds from sales and maturities of investments in available-for-sale securities and had $20,643 and $3,008 of gross gains and gross losses realized, respectively. For the year ended December 31, 2021, the Company received $1,407,864 of proceeds from sales and maturities of investments in available-for-sale securities and had $84,088 of gross gains.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of September 30, 2022, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$1,026,363	$1,070,343
Due after one year through five years	2,259,859	2,410,585
Due after five years through ten years	342,020	379,898
Due after ten years	6,154	7,207
Total other long-term investments	$3,634,396	$3,868,033

Other long-term investments by geographic distribution:

	(Unaudited)
	September 30, 2022%		December 31, 2021%
California	$511,316	14.1%	$405,727	13.6%
Florida	317,042	8.7	231,746	7.8
Georgia	299,303	8.2	269,316	9.0
Indiana	179,642	4.9	285,263	9.6
Massachusetts	1,249,411	34.4	712,006	23.9
New York	633,693	17.5	550,414	18.5
Ohio	124,630	3.4	141,692	4.7
Oregon	89,202	2.5	108,798	3.7
Pennsylvania	230,157	6.3	275,363	9.2
Total	$3,634,396	100.0%	$2,980,325	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of September 30, 2022 and December 31, 2021 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) September 30, 2022	December 31, 2021
80% to 90%	$542,351	$573,500
70% to 80%	7,051,001	4,409,139
60% to 70%	5,744,753	5,796,932
50% to 60%	1,943,761	1,872,626
Less than 50%	684,312	496,876
Total	$15,966,178	$13,149,073

Mortgage loans by geographic distribution:

State	(Unaudited) September 30, 2022%		December 31, 2021%
Alabama	$979,085	6.1%	$237,805	1.8%
Arkansas	210,194	1.3	210,194	1.6
California	182,958	1.2	185,403	1.4
Colorado	-	-	200,175	1.5
Connecticut	-	-	217,559	1.7
Florida	496,138	3.1	830,643	6.3
Georgia	892,652	5.6	485,060	3.7
Illinois	735,514	4.6	684,694	5.2
Indiana	495,905	3.1	245,821	1.9
Kansas	189,100	1.2	87,063	0.7
Kentucky	101,290	0.6	104,631	0.8
Louisiana	309,045	1.9	95,809	0.7
Maryland	239,297	1.5	239,298	1.8
Michigan	182,941	1.2	182,941	1.4
Missouri	2,932,855	18.3	3,307,900	25.2
North Carolina	530,957	3.3	248,889	1.9
Ohio	-	-	242,034	1.9
Pennsylvania	398,667	2.5	446,327	3.4
South Carolina	330,900	2.1	200,899	1.5
Tennessee	5,537,260	34.7	2,752,328	20.9
Texas	1,034,100	6.5	1,801,152	13.7
Wisconsin	187,320	1.2	142,448	1.0
Total	$15,966,178	100.0%	$13,149,073	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

There were 2 mortgage loans with a principal balance of $117,991 that were 90 days or more past due and still accruing interest as of September 30, 2022. One of those 2 mortgage loans had a principal balance of $42,609 and was in the process of foreclosure as of September 30, 2022. The Company expects to fully recover the principal balance outstanding plus any accrued interest along with all fees and expenses. There were 3 mortgage loans with a principal balance of $190,049 that were 90 days or more past due and still accruing interest as of December 31, 2021. The Company had a mortgage loan allowance of $79,911 and $65,575 as of September 30, 2022 and December 31, 2021, respectively.

	(Unaudited) September 30, 2022	December 31, 2021
Beginning of year: mortgage loan allowance balance	$65,575	$37,963
Current year change in provision of estimated mortgage loan losses	14,336	27,612
End of year: mortgage loan allowance balance	$79,911	$65,575

Major categories of net investment income for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Fixed maturity securities	$77,001	$98,347	$240,160	$309,906
Other long-term assets	66,612	68,423	187,159	190,982
Mortgage loans	283,821	122,645	860,686	425,502
Short-term and other investments	5,683	201	106,064	601
Gross investment income	433,117	289,616	1,394,069	926,991
Investment expenses	(12,216)	(33,606)	(164,857)	(78,237)
Net investment income	$420,901	$256,010	$1,229,212	$848,754

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

September 30, 2022

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized as follows:

September 30, 2022 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,523,401	$-	$6,523,401
U.S. Treasury securities	-	1,461,615	-	1,461,615
Total fixed maturity securities	$-	$7,985,016	$-	$7,985,016

December 31, 2021	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$9,042,091	$-	$9,042,091
U.S. Treasury securities	-	-	-	-
Total fixed maturity securities	$-	$9,042,091	$-	$9,042,091

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service. The third-party investment service provides quoted prices which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third-party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings, and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include corporate bonds and U.S. treasury securities.

The Company’s fixed maturity securities available-for-sale portfolio is highly liquid and allows for substantially all of the portfolio to be priced through pricing services.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2022 and December 31, 2021 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2022 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$7,889,620	$7,889,620	$7,889,620	$-	$-
Mortgages on real estate	15,966,178	15,300,054	-	-	15,300,054
Other long-term investments	3,634,396	3,868,033	-	-	3,868,033
Accrued investment income	224,417	224,417	-	-	224,417
Advances and notes receivable	110,517	110,517	-	-	110,517
Total financial assets	$27,825,128	$27,392,641	$7,889,620	$-	$19,503,021

Financial liabilities
Policyholders’ account balances	$28,951,508	$18,343,078	$-	$-	$18,343,078
Policy claims and other benefits	170,751	170,751	-	-	170,751
Total financial liabilities	$29,122,259	$18,513,829	$-	$-	$18,513,829

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,224,914	$8,224,914	$8,224,914	$-	$-
Mortgages on real estate	13,149,073	13,496,013	-	-	13,496,013
Other long-term investments	2,980,325	3,367,307	-	-	3,367,307
Accrued investment income	190,299	190,299	-	-	190,299
Advances and notes receivable	267,301	267,301	-	-	267,301
Total financial assets	$24,811,912	$25,545,834	$8,224,914	$-	$17,320,920

Financial liabilities
Policyholders’ account balances	$28,603,861	$26,098,410	$-	$-	$26,098,410
Policy claims and other benefits	537,214	537,214	-	-	537,214
Total financial liabilities	$29,141,075	$26,635,624	$-	$-	$26,635,624

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

September 30, 2022

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended September 30, 2022. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of September 30, 2022, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repeals the 80% limitation for taxable years beginning before January 1, 2021.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

4. Income Taxes (continued)

The Company and its subsidiaries have no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2019 through 2021 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

5. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $2,926,946 as of September 30, 2022. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

7. Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in December 2022. The lease includes an option to extend or renew the lease term. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. On September 21, 2022, the Company exercised its renewal option and extended its lease for an additional five years with the new lease term ending on November 30, 2027. Therefore, the renewal terms have been included in the determination of the present value calculation. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of September 30, 2022 are as follows:

2022 (remaining)	$24,073
2023	95,922
2024	98,810
2025	101,773
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$524,132
Less: interest	(67,016)
Lease liability, at present value	$457,116

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

Results of Operations – Three and Nine Months Ended September 30, 2022 and 2021

Revenues

Revenues are primarily from life insurance premium income, investment income, and commission income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Premiums and other considerations	$451,366	$129,557	$1,388,895	$460,278
Net investment income	420,901	256,010	1,229,212	848,754
Net realized gains on investments	-	13,104	17,635	19,783
Commission income	427,048	124,799	494,017	190,006
Total revenues	$1,299,315	$523,470	$3,129,759	$1,518,821

Total revenues increased by $775,845 and $1,610,938 for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. These increases were primarily a result of increased new policy sales and additional investment income earned through further investments in fixed maturity securities, mortgage loans, and other long-term investments. Also, there was a significant increase in commission income compared to the prior year. The Company also accepted annuity considerations during 2022 and 2021. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,222,472 and $4,064,979 for the three and nine months ended September 30, 2022, a decrease of $55,637 and an increase of $658,406 from $1,278,109 and $3,406,573 for the three and nine months ended September 30, 2021, respectively. Significant expense categories are discussed below.

Total Benefits and Claims – Increases to policyholder liabilities increased benefits and claims expense by $57,007 for the nine months ended September 30, 2022 compared to the same period in the prior year. Expenses were $435,250 and $1,463,818 for the three and nine months ended September 30, 2022 and $498,023 and $1,210,239 for the three and nine months ended September 30, 2021, respectively. The increase for the full nine months compared to the same period in the prior was primarily due to increases in future policy benefits and benefit payments. Those two increases are to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance. This coincides with the decrease in interest credited to policyholders as the Company looks to sell more life products and less annuity policies. Also, benefit payments can significantly impact expenses from period to period. There was an increase in benefit payments of $204,417 for the nine months ended September 30, 2022 compared to the same period in the prior year. Total benefits and claims expenses decreased for the three months ended September 30, 2022 compared to the same period in the prior year due to the timing of new business issued, death and other benefits, and other activity.

Commissions – Commission expenses were $411,321 and $1,185,922 for the three and nine months ended September 30, 2022 compared to $167,494 and $490,823 for the three and nine months ended September 30, 2021, respectively. These increases are consistent with the amounts of new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years.

Salaries and Employee Benefits – Salary and employee benefits expense increased $154,261 and $270,442 for the three and nine months ended September 30, 2022 compared to the same periods in the prior year. These increases are primarily related to the increased costs associated with new employee hires, wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. The Company hired five new employees in 2022. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the overall increases in salaries and employee benefits.

Other Expenses – Third-party administration fees and professional fees continue to be two of the larger contributing expenses to the overall total expenses. The Company anticipates that these fees along with other general and administrative expenses will continue to increase over time due to new sales production, increased growth in the overall book of business, and the continued growth of the Company. The professional fees will continue to increase due to additional public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section.

Net Loss

The net loss was $935,220, or $(0.06) per share, for the nine months ended September 30, 2022 compared to a net loss of $1,887,752 or $(0.13) per share, for the nine months ended September 30, 2021. For the three months ending September 30, the net income was $76,843 or $0.01 per share in 2022 compared to a net loss of $754,639 or $(0.05) per share in 2021. The improvement of the net loss for the three- and nine- months ending September 30, 2022, was primarily attributable to the increases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 14,962,247 and 14,780,035 for the nine months ended September 30, 2022 and 2021, respectively. The weighted average common shares outstanding and subscribed were 15,242,473 and 14,782,027 for the three months ended September 30, 2022 and 2021, respectively.

Financial Position – As of September 30, 2022 and December 31, 2021

Total assets of the Company increased from $37,381,933 as of December 31, 2021 to $40,405,643 as of September 30, 2022, an increase of $3,023,710. Assets that increased or decreased materially in 2022 were fixed maturity securities, mortgage loans, other long-term investments, and deferred policy acquisition costs. The Company received funds from raising addition capital, funds from investment income, and premium receipts and commission income from policies that it continues to use a majority of those funds to invest in new mortgage loans and other investments to increase the overall investment yield of the portfolio and to increase net investment income. In addition, deferred policy acquisition costs increased as the Company continues to successfully sell more new business. Overall assets increased even though that increase was offset due to the change in net unrealized losses in the fixed maturity securities as interest rates have increased in the market as a result of inflation and other economic factors.

Total investments increased by $2,414,101, or 9.6%. This increase was due to the Company’s continued efforts to maximize investment income by finding and making suitable investments. This increase was offset by the reduction in fixed maturity securities based on interest rate movements that was previously mentioned. The Company continues to reinvest and deploy more of our cash into higher yielding invested assets as we try to maximize our net investment income to boost total revenues. All non-operating cash is held in interest bearing cash equivalent accounts.

The Company sold fixed maturity securities at net realized gains and received proceeds from prepayments, maturities, and sinking fund payments from fixed maturity securities and other long-term investments to allocate more funds into mortgage loan investments and other long-term investments at higher investment yields. Mortgage loans and other long-term investments increased by $2,817,105 and $654,071 from the prior year ended December 31, 2021, respectively. This reallocation of the investment portfolio should provide meaningful increases to net investment income over the upcoming years. Similarly, new cash receipts from annuity considerations and premiums plan to be allocated in a similar manner to maximize total revenues. We continue to invest our excess cash in higher yielding investments as suitable options become available.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities increased by $617,398 at September 30, 2022 compared to December 31, 2021. That increase is primarily related to new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance.

Total shareholders’ equity of the Company increased from $6,611,969 as of December 31, 2021 to $8,590,078 as of September 30, 2022, an increase of $1,978,109. The increase is mainly due to the recently completed rights offering and the additional capital raised. That increase was primarily offset by a negative change of $1,421,858 in unrealized losses in the investment portfolio at September 30, 2022 compared to December 31, 2021 because of interest rate increases in the market and the net loss for the nine months ended September 30, 2022. The Company issued $12,150 of its treasury shares in 2022 which increased total shareholders’ equity and helped contribute to the overall increase mentioned above.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through September 30, 2022, we received $24,747,637 from the sale of 15,546,619 shares and incurred offering costs of $2,737,311. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 44,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 50,920 shares held by TRLIC and the 3,000 shares held by TRCC total 53,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $7,889,620 as of September 30, 2022. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $2,926,946 as of September 30, 2022. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the subscription of 733,442 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board. This offering ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC. It was sold by issuer agents registered with the Texas State Securities Board. The Company raised $10,010,485 and incurred offering costs of $1,444,127 from the sale of 2,002,097 shares in this offering. Proceeds have been used for working capital and the capitalization of a life insurance company and insurance agencies. Through September 30, 2022 the Company paid $133,210 for 114,000 shares of the Company’s common stock (treasury stock). Subsequently, 16,080 shares have been redistributed to agents under the ASIP and 44,000 shares were issued as part of employment agreements and/or bonuses to employees.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

November 10, 2022	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

November 10, 2022	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer