Form 10-K
period 2022-12-31
Texas Republic Capital Corp
filed 2023-03-24
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common stock $.01 par value as of March 13, 2023: 15,546,619 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2023 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. Total capitalization of TRLIC was $12,107,133 at December 31, 2022.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at December 31, 2022.

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

On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock.

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

TRLIC entered into an administrative services agreement with Landmark Life Insurance Company on July 24, 2019 and it was subsequently assigned to Landmark Admin, LLC (“LA”). The services provided under this agreement include agent support, policy issue, accounting, claims processing and other services incidental to the operations of TRLIC. The agreement is effective for a period of three years after which it will continue on a month-to-month basis unless renewed and includes a provision that the agreement may be terminated at any time by either party with a 120-day prior notice. The Company is currently working with LA to renew the agreement.

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

Reinsurance

TRLIC utilizes reinsurance to cede excess risk allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth and risk diversification. TRLIC reinsures all amounts of risk on any one life in excess of $50,000 for individual life insurance to our reinsurance partners. The Company works with multiple partners to ensure the best terms and additional diversification.

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

There are certain factors specific to the life insurance business which may have an adverse effect on the statutory operating results of TRLIC. One such factor is that the costs associated with issuing a new policy in force are usually greater than the first year’s policy premium. Accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves often have an adverse effect on statutory operating results.

Employees

Our workforce is our most important asset and a key competitive advantage. As of March 23, 2023, the Company had fifteen full-time employees.

Item 2. Properties

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2022 are as follows:

2023	$95,922
2024	98,810
2025	101,773
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$500,059
Less: interest	(70,908)
Lease liability, at present value	$429,151

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

As of March 13, 2023, there were approximately 1,687 shareholders of the Company’s outstanding common stock.

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

On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Texas Republic Capital Corporation (“we”, “us”, “our”, “TRCC” or the “Company”) was incorporated in May 2012 as a financial services holding company. We own and operate insurance subsidiaries: a life insurance company, a life insurance agency, and a property & casualty insurance agency. We sell and issue life insurance products and annuity contracts as part of the insurance company. As an insurance provider, we collect premiums and annuity considerations in the current period to pay future benefits to our policy and contract holders. Currently, we only issue our products in the state of Texas. As a life insurance agency and a property & casualty insurance agency, we sell and place insurance products for other insurance carriers. If our life insurance company does not offer products that suit our client’s needs, then we can meet their needs through other carrier products sold by our life agency. In addition, we have ability to cross-sell all current and prospective client’s property and casualty insurance through the other agency, or the possibility of driving growth for the Company in other markets where participants are not seeking life insurance. The agencies collect commissions on the sale of those products.

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

The Company continues to incur overall losses since inception. These losses were fully expected, planned for, and fell within an expected range when considering the necessary start-up, infrastructure, distribution, and policy issuance costs of a new life insurance company. These losses have resulted from the costs incurred while raising capital and starting a new company, which involves investing in people, technology, infrastructure, marketing, brand awareness, distribution channels, regulatory and filing fees, legal costs, and other overhead expenses related to our operations. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provide premiums and the associated investment income which are sufficient to cover our operating costs.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. On a continuing basis, we evaluate our estimates and assumptions.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 1.55% to 5.50%.

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

Results of Operations – Years Ended December 31, 2022 and 2021

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	December 31, 2022	December 31, 2021
Premiums and other considerations	$1,991,883	$699,490
Net investment income	1,711,015	1,200,035
Net realized investment gains	17,635	61,177
Commission income	506,630	215,758
Total revenues	$4,227,163	$2,176,460

Total revenues increased by $2,050,703, or 94%, for the year ended December 31, 2022. This increase was a result of increased new policy sales in the life insurance company, increased commissions collected through the agencies, and additional investment income earned through further investments in fixed maturity securities, mortgage loans, and other long-term investments. There was a small reduction in net realized investment gains compared to the prior year which slightly offset the revenue growth. Net realized investment gains or losses can vary from year to year based on current market conditions at the time of sale. The Company also accepted annuity considerations during 2022 and 2021. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $5,377,147 for the year ended December 31, 2022, an increase of $1,116,102, or 26%, from $4,261,045 for the year ended December 31, 2021. Significant expense categories are discussed below.

Total Benefits and Claims – Claims and benefit expenses were $1,654,891 and $1,496,820 for the twelve months ended December 31, 2022 and 2021, respectively. The increase of $158,071 is primarily related to the increase in future policy benefits and death and other benefit payments which was offset by interest credited to policyholders. This increase is to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance. This coincides with the decrease in interest credited to policyholders as the Company looks to sell more life products and less annuity policies. Furthermore, death and benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $1,750,126 and $764,131 for the twelve months ended December 31, 2022 and 2021, respectively. The increase of $985,995 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense increased $574,244 for the year ended December 31, 2022. The increase is primarily related to the increased costs associated with new employee hires, wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. The Company hired five new employees in 2022. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the overall increases in salaries and employee benefits.

Other Expenses – Third-party administration fees and professional fees continue to be two of the larger contributing expenses to the overall total expenses. The Company anticipates that these fees along with other general and administrative expenses will continue to increase over time due to new sales production, increased growth in the overall book of business, and the continued growth of the Company. The professional fees will continue to increase due to additional public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section. However, as the total amounts incurred will increase over time as we grow, the percentage increases from year to year should hopefully decrease as the Company matures and achieves economies of scale.

Net Loss

The net loss was $1,149,984, or $(0.08) per share, for the year ended December 31, 2022 compared to a net loss of $2,084,585, or $(0.14) per share, for the year ended December 31, 2021. The $934,601, or 45%, improvement in the net loss was primarily attributable to the increases in revenues and expenses described above.

The weighted average common shares outstanding were 15,108,340 and 14,781,325 for the years ending December 31, 2022 and 2021, respectively.

Financial Position – As of December 31, 2022 and 2021

Total assets of the Company increased from $37,381,933 as of December 31, 2021 to $40,255,138 as of December 31, 2022, an increase of $2,873,205 or 8% and was primarily attributable to new capital raised in 2022. Assets that increased or decreased materially in 2022 were fixed maturity securities, mortgage loans, other long-term investments, cash and cash equivalents, deferred acquisition costs, leased property – right to use, and other assets.

Total investments increased by $5,323,597, or 21%. This increase was due to premium receipts and commission income from policies and new capital proceeds received as well as the additional investment of outstanding cash and cash equivalents into higher yielding investments as we try to maximize our net investment income to boost total revenues. As a result, cash and cash equivalents decreased by $3,807,077 for the year ended December 31, 2022. All non-operating cash is held in interest bearing cash equivalent accounts.

In addition, the Company sold fixed maturity securities at net realized gains and received proceeds from prepayments, maturities, and sinking fund payments from fixed maturity securities and other long-term investments to allocate more funds into mortgage loan investments at higher investment yields. Mortgage loans increased by $5,424,636 for the year ended December 31, 2022. This reallocation of the investment portfolio should provide meaningful increases to net investment income over the upcoming years.

Similarly, new cash receipts from annuity considerations and premiums plan to be allocated in a similar manner to maximize total revenues. We continue to invest our excess cash in higher yielding investments as suitable options become available.

The Company also recognized an increase in deferred policy acquisition costs as the Company continues to successfully sell more new business. The leased property - right to use asset increased due to the renewal extension of our lease for office space which is offset fully by a corresponding liability. Other assets that materially increased were federal income taxes recoverable on taxes withheld from cash receipts on other long-term investment payments and amounts recoverable from reinsurers, both items are included in the other assets line on the consolidated statements of financial position. The federal income taxes recoverable balance is 100% recoverable via tax refunds from the U.S. Government. Amounts recoverable from reinsurers represent the amounts due from our reinsurance partners. This balance continues to grow with the successful production of more and more business and our policy of using reinsurance partners to limit our exposure on any one individual policyholder.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities increased $617,322 at December 31, 2022 compared to December 31, 2021. The increase is primarily related to new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance.

Total shareholder equity of the Company increased from $6,611,969 as of December 31, 2021 to $8,515,506 as of December 31, 2022, an increase of $1,903,537. The increase is mainly due to the recently completed rights offering and the additional capital raised. That increase was primarily offset by a negative change of $1,281,666 in unrealized losses in the investment portfolio at December 31, 2022 compared to December 31, 2021 because of interest rate increases in the market and the net loss for the year ended December 31, 2022. The Company issued $12,150 of its treasury shares in 2022 which increased total shareholders’ equity and helped contribute to the overall increase mentioned above.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, three private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through December 31, 2022, we received $24,747,637 from the sale of 15,600,539 shares and incurred offering costs of $2,737,311. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 44,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 50,920 shares held by TRLIC and the 3,000 shares held by TRCC total 53,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $4,417,837 as of December 31, 2022. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $1,923,139 as of December 31, 2022. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Texas Republic Capital Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Texas Republic Capital Corporation and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Amortization of Deferred Policy Acquisition Costs – Refer to Note 1

Critical Audit Matter Description

The Company’s products include traditional life insurance contracts and annuities in which certain acquisition costs are capitalized and the expenses are deferred into future periods. Management amortizes the capitalized costs of traditional life insurance products over the premium paying period of the products based on assumptions developed and consistent with assumptions used in determining the products future policy benefit liabilities. Annuity products are amortized based on actual and expected future gross profits. The unamortized deferred policy acquisition cost asset was $ 2.5 million as of December 31, 2022.

The recovery of the unamortized deferred policy acquisition cost asset is dependent on the future profitability of the related products. Management periodically reviews the recoverability by developing an actuarial study of the present value of future profits of the products and reduces the asset when the asset is shown to not be recoverable.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the amortization of the unamortized deferred policy acquisition cost asset and consideration of the recoverability of the asset included, among others, the following:

●	We gained an understanding of the processes utilized and controls implemented in amortizing the deferred policy acquisition costs
●	We obtained and reviewed the actuarial recoverability study
●	We tested data utilized by management for completeness and accuracy
●	We performed various analytical procedures pertaining to the asset and the related amortization
●	We engaged an independent actuarial specialist to assist with the review and evaluation of the assumptions and methodologies used by management

Future Policy Benefit Reserves – Refer to Note 1

Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities. Such liabilities are established based on actuarial assumptions at the time policies are issued. Management applies considerable judgement in developing the actuarial assumptions based on expectations of future economic conditions and policyholder behavior. These assumptions are developed at the time the contracts are issued. If actual experience is adverse in nature when compared to the original assumptions in developing the future policy benefits liability, management may be required to establish premium deficiency reserves. The Company’s future policy benefits liability was $ 1.8 million as of December 31, 2022.

The audit of future policy benefits requires a high degree of auditor judgment when considering the complex actuarial assumptions and models utilized by management.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the liability for future policy benefits included the following procedures, among others:

●	We gained an understanding of the processes utilized and controls implemented in determining the valuation of future policy benefits
●	We tested the completeness and accuracy of the data and the underlying data used by management in developing the valuation
●	We performed various analytical procedures
●

We engaged an independent actuarial specialist to evaluate the actuarial assumptions and methodologies for reasonableness, to develop an independent estimate of future policy benefits on a sample basis and to evaluate management’s development of experience studies

We have served as the Company’s auditor since 2012.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

March 24, 2023

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2022	December 31, 2021
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $8,620,783 and $8,244,018 as of December 31, 2022 and 2021, respectively)	$8,137,190	$9,042,091
Mortgage loans, net of allowance	18,573,709	13,149,073
Policy loans	21,496	320
Other long-term investments	3,763,011	2,980,325
Total investments	30,495,406	25,171,809
Cash and cash equivalents	4,417,837	8,224,914
Accrued investment income	216,677	190,299
Due premium	4,103	19,664
Deferred policy acquisition costs	2,453,849	1,518,260
Deferred sales inducement costs	445,373	716,153
Advances and notes receivable, net of allowance	66,006	267,301
Leased property – right to use	429,151	82,766
Prepaid assets	40,881	14,661
Intangible assets, net of accumulated amortization	295,017	321,806
Furniture and equipment, net	20,729	17,505
Other assets	1,370,109	836,795
Total assets	$40,255,138	$37,381,933

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$28,305,422	$28,603,861
Future policy benefits	1,832,092	1,214,014
Policy claims and other benefits	650,182	537,214
Liability for deposit-type contracts	261,855	68,770
Other policyholder liabilities	48,808	57,178
Total policy liabilities	31,098,359	30,481,037
Lease liability	429,151	82,766
Other liabilities	212,122	206,161
Total liabilities	31,739,632	30,769,964

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized,15,600,539 and 14,867,097 issued as of December 31, 2022 and 2021, respectively, 15,546,619 and 14,801,027 outstanding as of December 31, 2022 and 2021, respectively	156,005	148,671
Additional paid-in capital	21,854,321	17,538,618
Treasury stock, at cost (53,920 and 66,070 shares as of December 31, 2022 and 2021, respectively)	(52,130)	(64,280)
Accumulated other comprehensive income (loss)	(483,593)	798,073
Accumulated deficit	(12,959,097)	(11,809,113)
Total shareholders’ equity	8,515,506	6,611,969
Total liabilities and shareholders’ equity	$40,255,138	$37,381,933

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Revenues
Premiums and other considerations	$1,991,883	$699,490
Net investment income	1,711,015	1,200,035
Net realized gains on investments	17,635	61,177
Commission income	506,630	215,758
Total revenues	4,227,163	2,176,460
Benefits, claims and expenses
Increase in future policy benefits	443,684	290,978
Death and other benefits	377,617	86,412
Interest credited to policyholders	833,590	1,119,430
Total benefits and claims	1,654,891	1,496,820
Policy acquisition costs deferred	(1,412,879)	(588,132)
Policy acquisition costs amortized	477,290	122,405
Commissions	1,750,126	764,131
Salaries and employee benefits	1,820,406	1,246,162
Office rent	93,882	94,573
Third-party administration fees	38,393	155,787
Travel, meals, and entertainment	53,031	56,092
Professional fees	506,580	638,642
Other general and administrative expenses	395,427	274,565
Total benefits, claims and expenses	5,377,147	4,261,045
Net loss	$(1,149,984)	$(2,084,585)

Net loss per common share outstanding	$(0.08)	$(0.14)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2022	2021

Net loss	$(1,149,984)	$(2,084,585)
Other comprehensive loss
Total net unrealized losses arising during the period	(1,264,031)	(307,056)
Less net realized investment gains	17,635	61,177
Net unrealized investment losses	(1,281,666)	(368,233)
Adjustment to deferred acquisition costs	-	-
Deferred taxes	-	-
Total other comprehensive loss	(1,281,666)	(368,233)
Total comprehensive loss	$(2,431,650)	$(2,452,818)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2022 and 2021

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2021	$148,671	$17,538,618	$(86,600)	$1,166,306	$(9,724,528)	$9,042,467
Treasury shares issued	-	-	22,320	-	-	22,320
Other comprehensive loss	-	-	-	(368,233)	-	(368,233)
Net loss	-	-	-	-	(2,084,585)	(2,084,585)
Balance as of December 31, 2021	$148,671	$17,538,618	$(64,280)	$798,073	$(11,809,113)	$6,611,969

Common stock shares issued, net of issuance costs	7,334	4,315,703	-	-	-	4,323,037
Treasury shares issued	-	-	12,150	-	-	12,150
Other comprehensive loss	-	-	-	(1,281,666)	-	(1,281,666)
Net loss	-	-	-	-	(1,149,984)	(1,149,984)
Balance as of December 31, 2022	$156,005	$21,854,321	$(52,130)	$(483,593)	$(12,959,097)	$8,515,506

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Operating activities
Net loss	$(1,149,984)	$(2,084,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(322,626)	(279,562)
Net realized capital gains	(17,635)	(61,177)
Provision for depreciation and amortization	53,455	11,269
Policy acquisition costs deferred	(1,412,879)	(588,132)
Policy acquisition costs amortized	477,290	122,405
Mortgage loan origination fees deferred	(51,498)	-
Amortization of mortgage loan origination fees	40,105	50,458
Provision for estimated mortgage loan losses	27,202	27,612
Provision for estimated uncollectible advances and notes receivable	(38,114)	(30,559)
Interest credited to policyholders	833,590	1,119,430
Non-cash salary expense	12,150	22,320
Change in assets and liabilities:
Accrued investment income	(26,378)	(23,913)
Due premium	15,561	(4,163)
Advances and notes receivable	239,409	(108,884)
Prepaid assets	(26,220)	188,207
Other assets	(533,314)	(526,677)
Future policy benefits	618,078	561,168
Policy claims	112,968	69,995
Other policy liabilities	(8,370)	(46,306)
Other liabilities	5,961	164,743
Net cash used in operating activities	(1,151,249)	(1,416,351)

Investing activities
Purchases of furniture and equipment	(10,440)	(2,381)
Purchases of intangible assets	(19,450)	(321,806)
Purchases of available for sale securities	(1,461,639)	(12,122)
Sales of available for sale securities	1,111,464	1,407,864
Purchases of mortgage loans	(18,524,900)	(8,251,864)
Payments on mortgage loans	13,127,078	2,756,693
Policy loans	(21,176)	(320)
Purchases of other long-term investments	(1,645,721)	(107,567)
Payments on other long-term investments	1,134,083	938,984
Net cash used in investing activities	(6,310,701)	(3,592,519)

Financing activities
Proceeds from the issuance of common stock	4,323,037	-
Policyholder deposits	590,665	2,782,545
Policyholder withdrawals	(1,451,914)	(593,389)
Deposit-type contracts - deposits	255,721	73,903
Deposit-type contracts - withdrawals	(62,636)	(15,192)
Net cash provided by financing activities	3,654,873	2,247,867

Decrease in cash and cash equivalents	(3,807,077)	(2,761,003)
Cash and cash equivalents, beginning of period	8,224,914	10,985,917
Cash and cash equivalents, end of period	$4,417,837	$8,224,914

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$12,150	$22,320

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. Total capitalization of TRLIC was $12,107,133 at December 31, 2022.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at December 31, 2022.

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

On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock.

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

December 31, 2022 and 2021

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

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned.

The Company’s other long-term investments are comprised of lottery prize cash flows holdings held at amortized cost. Payments on these investments are made by state run lotteries. Interest income and the accretion of discount are included in net investment income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market instruments.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

1. Organization and Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses.

DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $1,412,879 and $588,132 of DAC deferred for the twelve months ended December 31, 2022 and 2021, respectively. There was $477,290 and $122,405 of DAC amortized for the twelve months ended December 31, 2022 and 2021, respectively.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $445,373 and $716,153 of SIC deferred at December 31, 2022 and 2021, respectively. For the twelve months ended December 31, 2022 there was $0 of SIC deferred and $270,780 of SIC amortized. There was $95,099 of SIC deferred and $290,730 of SIC amortized during the twelve months ended December 31, 2021.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $15,870 and $53,985 as of December 31, 2022 and 2021, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $429,151 and $82,766 as of December 31, 2022 and 2021, respectively.

Intangible assets

Intangible assets are stated at cost less accumulated amortization and reflect amounts paid for the Company’s computer software costs during the application development stage. The software costs placed in service during 2021 and 2022 are amortized using the straight-line method over the seven-year estimated useful life of the software. The asset is tested for impairment at least annually. Subsequent modifications or upgrades to internal-use software are capitalized only to the extent that additional functionality is provided.

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

December 31, 2022 and 2021

1. Organization and Significant Accounting Policies (continued)

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 1.55% to 5.50%.

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding were 15,108,340 and 14,781,325 for the years ending December 31, 2022 and 2021, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid $51,498 and $0 to FTFC under the agreement for the years ending December 31, 2022 and 2021, respectively.

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of December 31, 2022 there have been three groups covered under this agreement.

Subsequent Events

On January 1, 2023, the Company began a private placement offering. This offering will end on January 1, 2024, unless all of the shares are sold before then or the offering is extended. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

1. Organization and Significant Accounting Policies (continued)

Management has evaluated all other subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued.

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

In March 2022, the FASB issued amendments (Accounting Standards Update 2022-2) for the accounting of troubled debt restructuring and disclosures. The amendments introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulties. The amendments promulgate that an entity must apply specific loan refinancing and restructuring guidance to determine whether a modification results in a new loan or the continuation of an existing loan. The amendments also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this guidance are effective for fiscal years beginning after December 15, 2022, and should be applied prospectively. The adoption of this guidance should not have a material effect on the Company’s results of operations, financial position or liquidity.

In December 2022, the FASB issued amendments (Accounting Standards Update 2022-5) to Accounting Standards Update 2018-12 (Targeted Improvements for Long-Duration Contracts) that originally required an insurance entity to apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early application was elected. This updated guidance reduces implementation costs and complexity associated with the adoption of targeted improvements in accounting for long-duration contracts that have been derecognized in accordance with Accounting Standards Update 2018-12 before the delayed effective date. Without the amendments in this Update, an insurance entity would be required to reclassify a portion of gains or losses previously recognized in the sale or disposal of insurance contracts or legal entities because of the adoption of a new accounting standard. Because there is no effect on an insurance entity’s future cash flows, this reclassification may not be useful to users of financial information. The amendments in this guidance are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of December 31, 2022 and 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,144,489	$1,153	$478,242	$6,667,400
U.S. Treasury securities	1,476,294	-	6,504	1,469,790
Total fixed maturity securities	$8,620,783	$1,153	$484,746	$8,137,190

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$8,244,018	$798,073	$-	$9,042,091
U.S. Treasury securities	-	-	-	-
Total fixed maturity securities	$8,244,018	$798,073	$-	$9,042,091

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2022 and 2021 are summarized as follows:

		Unrealized	Number of
December 31, 2022	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$6,565,489	$478,242	48
U.S. Treasury securities	1,469,790	6,504	1

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$8,035,279	$484,746	49

		Unrealized	Number of
December 31, 2021	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$-	$-	-

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$-	$-	-

As of December 31, 2022, the fixed maturity securities in a less than 12-month loss position had an average fair value to amortized cost ratio of 94.3%. As of December 31, 2021, there were no fixed maturity securities in an unrealized loss position.

As of December 31, 2022 and 2021, there were no fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the years ended December 31, 2022 and 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2022, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains (losses) included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	December 31, 2022	December 31, 2021
Unrealized appreciation (depreciation) on available-for-sale securities	$(483,593)	$798,073
Net unrealized appreciation (depreciation) on available-for-sale securities	$(483,593)	$798,073

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2022, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$2,626,805	$2,614,436
Due after one year through five years	2,891,700	2,778,160
Due after five years through ten years	1,158,329	1,081,053
Due after ten years	1,943,949	1,663,541
Total fixed maturity securities	$8,620,783	$8,137,190

For the year ended December 31, 2022, the Company received $1,111,464 of proceeds from sales and maturities of investments in available-for-sale securities and had $20,643 of gross gains and $3,008 of gross losses realized, respectively. For the year ended December 31, 2021, the Company received $1,407,864 of proceeds from sales and maturities of investments in available-for-sale securities and had $84,088 of gross gains.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

2. Investments (continued)

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of December 31, 2022, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,076,472	$1,151,215
Due after one year through five years	2,399,396	2,546,024
Due after five years through ten years	287,143	314,648
Total other long-term investments	$3,763,011	$4,011,887

Other long-term investments by geographic distribution:

	December 31, 2022%		December 31, 2021%
California	$482,073	12.8%	$405,727	13.6%
Florida	305,478	8.1	231,746	7.8
Georgia	690,211	18.3	269,316	9.0
Indiana	149,263	4.0	285,263	9.6
Massachusetts	1,187,513	31.6	712,006	23.9
New York	514,540	13.7	550,414	18.5
Ohio	120,468	3.2	141,692	4.7
Oregon	89,932	2.4	108,798	3.7
Pennsylvania	223,533	5.9	275,363	9.2
Total	$3,763,011	100.0%	$2,980,325	100.0%

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of December 31, 2022 and 2021 are summarized as follows:

Loan-to-value ratio	December 31, 2022	December 31, 2021
80% to 90%	$415,486	$573,500
70% to 80%	4,917,690	4,409,139
60% to 70%	8,745,288	5,796,932
50% to 60%	2,241,720	1,872,626
Less than 50%	2,253,525	496,876
Total	$18,573,709	$13,149,073

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

2. Investments (continued)

Mortgage loans by geographic distribution:

State	December 31, 2022%		December 31, 2021%
Alabama	$1,717,499	9.3%	$237,805	1.8%
Arkansas	210,194	1.1	210,194	1.6
Arizona	132,475	0.7	-	-
California	563,448	3.0	185,403	1.4
Colorado	152,158	0.8	200,175	1.5
Connecticut	-	-	217,559	1.7
Florida	1,505,508	8.1	830,643	6.3
Georgia	1,167,321	6.3	485,060	3.7
Illinois	732,223	3.9	684,694	5.2
Indiana	338,596	1.8	245,821	1.9
Kansas	189,100	1.0	87,063	0.7
Kentucky	220,057	1.2	104,631	0.8
Louisiana	874,216	4.7	95,809	0.7
Maryland	-	-	239,298	1.8
Michigan	182,941	1.0	182,941	1.4
Missouri	2,518,454	13.6	3,307,900	25.2
North Carolina	878,212	4.7	248,889	1.9
New Jersey	444,162	2.4	-	-
Ohio	-	-	242,034	1.9
Pennsylvania	607,020	3.3	446,327	3.4
South Carolina	628,601	3.4	200,899	1.5
Tennessee	3,572,294	19.2	2,752,328	20.9
Texas	1,439,182	7.8	1,801,152	13.7
Virginia	257,705	1.4	-	-
Wisconsin	242,343	1.3	142,448	1.0
Total	$18,573,709	100.0%	$13,149,073	100.0%

There were 2 mortgage loans with principal balances of $118,218 that were 90 days or more past due and still accruing interest as of December 31, 2022. One of those 2 mortgage loans had a principal balance of $42,609 and was in the process of foreclosure as of December 31, 2022. The Company expects to fully recover the principal balance outstanding plus any accrued interest along with all fees and expenses. There were 3 mortgage loans with a principal balance of $190,049 that were 90 days or more past due and still accruing interest as of December 31, 2021. The Company had a mortgage loan allowance of $92,777 and $65,575 as of December 31, 2022 and 2021, respectively.

	December 31, 2022	December 31, 2021
Beginning of year: mortgage loan allowance balance	$65,575	$37,963
Current year change in provision of estimated mortgage loan losses	27,202	27,612
End of year: mortgage loan allowance balance	$92,777	$65,575

Major categories of net investment income for the years ended December 31, 2022 and 2021 are summarized as follows:

	For the Years Ended December 31,
	2022	2021

Fixed maturity securities	$328,818	$411,279
Other long-term assets	271,048	263,647
Mortgage loans	1,183,591	648,675
Short-term and other investments	132,438	3,239
Gross investment income	1,915,895	1,326,840
Investment expenses	(204,880)	(126,805)
Net investment income	$1,711,015	$1,200,035

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021 are summarized as follows:

December 31, 2022	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,667,400	$-	$6,667,400
U.S. Treasury securities		1,469,790		1,469,790
Total fixed maturity securities	$-	$8,137,190	$-	$8,137,190

December 31, 2021	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$9,042,091	$-	$9,042,091
U.S. Treasury securities	-	-	-	-
Total fixed maturity securities	$-	$9,042,091	$-	$9,042,091

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service. The third-party investment service provides quoted prices which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2022 and 2021 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$4,417,837	$4,417,837	$4,417,837	$-	$-
Mortgage loans on real estate	18,573,709	17,151,922	-	-	17,151,922
Policy loans	21,496	21,496	-	-	21,496
Other long-term investments	3,763,011	4,011,887	-	-	4,011,887
Accrued investment income	216,677	216,677	-	-	216,677
Advances and notes receivable	66,006	66,006	-	-	66,006
Total financial assets	$27,058,736	$25,885,825	$4,417,837	$-	$21,467,988

Financial liabilities
Policyholders’ account balances	$28,305,422	$17,854,082	$-	$-	$17,854,082
Policy claims and other benefits	650,182	650,182	-	-	650,182
Total financial liabilities	$28,955,604	$18,504,264	$-	$-	$18,504,264

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,224,914	$8,224,914	$8,224,914	$-	$-
Mortgage loans on real estate	13,149,073	13,496,013	-	-	13,496,013
Policy loans	320	320	-	-	320
Other long-term investments	2,980,325	3,367,307	-	-	3,367,307
Accrued investment income	190,299	190,299	-	-	190,299
Advances and notes receivable	267,301	267,301	-	-	267,301
Total financial assets	$24,812,232	$25,546,154	$8,224,914	$-	$17,321,240

Financial liabilities
Policyholders’ account balances	$28,603,861	$26,098,410	$-	$-	$26,098,410
Policy claims and other benefits	537,214	537,214	-	-	537,214
Total financial liabilities	$29,141,075	$26,635,624	$-	$-	$26,635,624

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Cash and Cash Equivalents, Policy loans, Accrued Investment Income and Advances and Notes Receivable

The carrying value of these financial instruments approximates their fair values due to the expected short-term nature until the cash settlement of these items. Cash and cash equivalents are included in Level 1 of the fair value hierarchy due to their highly liquid nature. Policy loans, accrued investment income, and advances and notes receivable are included in Level 3 of the fair value hierarchy due to little or no availability of market activity for these types of assets.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

4. Intangible Assets

The Company capitalized certain costs relating to internally developed software.

Intangible assets as of December 31, 2022 and 2021 is summarized as follows:

	December 31, 2022	December 31, 2021
Software	$341,256	$321,806
Total Intangible assets	341,256	321,806
Less - accumulated amortization	(46,239)	-
Intangible assets net of accumulated amortization	$295,017	$321,806

5. Property and Equipment

Property and equipment as of December 31, 2022 and 2021 is summarized as follows:

	December 31, 2022	December 31, 2021
Total property and equipment	$85,903	$75,463
Less - accumulated depreciation	(65,174)	(57,958)
Property and equipment net of accumulated depreciation	$20,729	$17,505

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

For financial reporting purposes, net loss before income taxes was $1,149,984 and $2,084,585 for the years ended December 31, 2022 and December 31, 2021. The provision for income taxes consisted of $0 current taxes and $0 deferred taxes as of December 31, 2022 and December 31, 2021.

The reconciliation of federal statutory income tax to the Company’s provision for income taxes as of December 31, 2022 and December 31, 2021:

	Year Ended December 31,	Year Ended December 31,
	2022	2021

Expected provision at statutory federal rate	$(241,441)	$(437,763)
Permanent differences	71	76
Permanent return to provision adjustments	-	(20,877)
Deferred true-ups	(622)	206,469
Change in valuation allowance	241,992	252,095
Total provision for income taxes	$-	$-

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

6. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and December 31, 2021 are as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$2,744	$2,609
Reserves	526	306
Other	104	40
Gross deferred tax assets	3,374	2,955
Valuation allowance	(2,791)	(2,281)
Net deferred tax assets	$583	$674

Deferred tax liabilities:
Investments - unrealized	102	(168)
Deferred acquisition costs	(437)	(240)
Other	(248)	(266)
Net deferred tax liabilities	$(583)	$(674)

Net deferred tax asset (liability)	$-	$-

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $2.8 million has been recorded to recognize only the portion of the DTA that is more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2022, we had total net operating loss carryforwards of $13 million. These net operating loss carryforwards, if unused, will begin to expire in 2031.

2031-2037	$4,172,660
Indefinite lived	8,893,888
Total	$13,066,548

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

7. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $1,923,139 as of December 31, 2022. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

9. Reinsurance

TRLIC participates in ceded reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. TRLIC reinsures all amounts of risk on any one life in excess of $50,000 for individual life insurance with our reinsurance partners.

Statutory reinsurance ceded amounts for TRLIC for 2022 and 2021 are summarized as follows:

	2022	2021
Premiums ceded	$601,372	$21,932
Commissions and expense allowances ceded	759,252	-
Benefits ceded	230,058	50,000
Reserve credits ceded	146,653	15,637
In force amount ceded	194,907,000	28,980,000

10. Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2022 are as follows:

2023	$95,922
2024	98,810
2025	101,773
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$500,059
Less: interest	(70,908)
Lease liability, at present value	$429,151

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

11. Shareholders’ Equity and Statutory Accounting Practices

TRLIC is domiciled in Texas and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Texas Department of Insurance (TDI). Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

The statutory net loss for TRLIC was $1,368,355 and $1,704,268 for the years ended December 31, 2022 and 2021, respectively. The statutory capital and surplus of TRLIC was $2,576,675 and $1,821,941 as of December 31, 2022 and 2021, respectively. TRLIC is subject to Texas laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the TDI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TRLIC to pay a dividend to TRCC. TRLIC has paid no dividends to TRCC.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2022.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 24, 2023	By:	/s/ Timothy R. Miller
Timothy R. Miller
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 24, 2023	By:	/s/ Shane S. Mitchell
Shane S. Mitchell
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Timothy R. Miller	Date	March 24, 2023
Timothy R. Miller
President and Chief Executive Officer

By	/s/ William S. Lay	Date	March 24, 2023
William S. Lay
Secretary and Treasurer

By	/s/ Steven D. Braley	Date	March 24, 2023
Steven D. Braley, Director

By	/s/ David L. Cleavinger	Date	March 24, 2023
David L. Cleavinger, Director

By	/s/ Kenneth R. Davis	Date	March 24, 2023
Kenneth R. Davis, Director

By	/s/ J. Pete Laney	Date	March 24, 2023
J. Pete Laney, Director

By	/s/ Adrian G. McDonald Jr.	Date	March 24, 2023
Adrian G. McDonald Jr., Director

By	/s/ Alvie J. Mitchell Jr.	Date	March 24, 2023
Alvie J. Mitchell Jr., Director

By	/s/ Gerald J. Kohout	Date	March 24, 2023
Gerald J. Kohout, Director

By	/s/ Gregg E. Zahn	Date	March 24, 2023
Gregg E. Zahn. Director