Form 10-Q
period 2023-03-31
Texas Republic Capital Corp
filed 2023-05-15
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 2, 2023: 15,546,619 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2023

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $8,226,578 and $8,620,783 as of March 31, 2023 and December 31, 2022, respectively)	$7,864,841	$8,137,190
Mortgage loans, net of allowance	17,415,914	18,573,709
Policy loans	9,847	21,496
Other long-term investments	3,416,766	3,763,011
Total investments	28,707,368	30,495,406
Cash and cash equivalents	5,870,893	4,417,837
Accrued investment income	209,675	216,677
Due premium	65,314	4,103
Deferred policy acquisition costs	2,716,984	2,453,849
Deferred sales inducement costs	386,119	445,373
Advances and notes receivable, net of allowance	71,791	66,006
Leased property - right to use	407,330	429,151
Prepaid assets	14,997	40,881
Intangible assets, net of accumulated amortization	282,724	295,017
Furniture and equipment, net	22,069	20,729
Other assets	1,576,878	1,370,109
Total assets	$40,332,142	$40,255,138

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$27,884,127	$28,305,422
Future policy benefits	1,767,683	1,832,092
Policy claims and other benefits	579,615	650,182
Liability for deposit-type contracts	250,446	261,855
Other policyholder liabilities	34,204	48,808
Total policy liabilities	30,516,075	31,098,359
Lease liability	407,330	429,151
Other liabilities	388,415	212,122
Total liabilities	31,311,820	31,739,632

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 15,600,539 issued as of March 31, 2023 and December 31, 2022, 15,546,619 outstanding as of March 31, 2023 and December 31, 2022, and 131,107 subscribed as of March 31, 2023	157,316	156,005
Additional paid-in capital	22,824,310	21,854,321
Treasury stock, at cost (53,920 shares as of March 31, 2023 and December 31, 2022)	(52,130)	(52,130)
Accumulated other comprehensive loss	(361,737)	(483,593)
Accumulated deficit	(13,547,437)	(12,959,097)
Total shareholders’ equity	9,020,322	8,515,506
Total liabilities and shareholders’ equity	$40,332,142	$40,255,138

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Premiums and other considerations	$721,523	$429,680
Net investment income	543,376	363,458
Net realized gains on investments	-	18,304
Commission income	13,072	28,266
Total revenues	1,277,971	839,708
Benefits, claims and expenses
Increase in future policy benefits	15,486	208,859
Death and other benefits	200,772	76,443
Interest credited to policyholders	570,123	271,111
Total benefits and claims	786,381	556,413
Policy acquisition costs deferred	(348,129)	(194,480)
Policy acquisition costs amortized	84,994	47,925
Commissions	463,661	294,521
Salaries and employee benefits	534,862	368,919
Office rent	24,122	23,999
Third-party administration fees	15,437	67,710
Travel, meals and entertainment	13,831	22,775
Professional fees	193,075	194,909
Other general and administrative expenses	98,077	93,878
Total benefits, claims and expenses	1,866,311	1,476,569
Net loss	$(588,340)	$(636,861)

Net loss per common share outstanding	$(0.04)	$(0.04)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(588,340)	$(636,861)
Other comprehensive gain (loss)
Total net unrealized gains (losses) arising during the period	121,856	(623,898)
Less net realized investment gains	-	18,304
Net unrealized investment gains (losses)	121,856	(642,202)
Total other comprehensive gain (loss)	121,856	(642,202)
Total comprehensive loss	$(466,484)	$(1,279,063)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2023 and 2022

(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock $.01 Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity
Balance as of January 1, 2022	$148,671	$17,538,618	$(64,280)	$798,073	$(11,809,113)	$6,611,969
Treasury shares issued	-	-	5,000	-	-	5,000
Other comprehensive loss	-	-	-	(642,202)	-	(642,202)
Net loss	-	-	-	-	(636,861)	(636,861)
Balance as of March 31, 2022	$148,671	$17,538,618	$(59,280)	$155,871	$(12,445,974)	$5,337,906

Balance as of January 1, 2023	$156,005	$21,854,321	$(52,130)	$(483,593)	$(12,959,097)	$8,515,506
Common stock shares subscribed	1,311	969,989	-	-	-	971,300
Other comprehensive gain	-	-	-	121,856	-	121,856
Net loss	-	-	-	-	(588,340)	(588,340)
Balance as of March 31, 2023	$157,316	$22,824,310	$(52,130)	$(361,737)	$(13,547,437)	$9,020,322

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(588,340)	$(636,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(118,521)	(81,156)
Net realized capital gains	-	(18,304)
Provision for depreciation and amortization	13,937	13,525
Policy acquisition costs deferred	(348,129)	(194,480)
Policy acquisition costs amortized	84,994	47,925
Mortgage loan origination fees deferred	(32,139)	-
Amortization of mortgage loan origination fees	4,046	11,263
Provision for estimated mortgage loan losses	(5,959)	12,545
Provision for estimated uncollectible advances and notes receivable	(1,611)	5,833
Interest credited to policyholders	570,123	271,111
Non-cash salary expense	-	5,000
Change in assets and liabilities:
Accrued investment income	7,002	(16,362)
Due premium	(61,211)	(38,292)
Advances and notes receivable	(4,174)	95,485
Prepaid assets	25,884	(8,492)
Other assets	(206,769)	(62,218)
Future policy benefits	(64,409)	243,938
Policy claims	(70,567)	(254,063)
Other policy liabilities	(14,604)	(42,244)
Other liabilities	176,293	34,880
Net cash used in operating activities	(634,154)	(610,967)

Investing activities
Purchases of furniture and equipment	(2,984)	-
Sales of available for sale securities	405,469	900,240
Purchases of mortgage loans	(2,670,872)	(4,133,575)
Payments on mortgage loans	3,864,735	1,640,598
Policy loans	11,649	-
Purchase of other long-term investments	-	(198,059)
Payments on other long-term investments	451,486	234,089
Net cash provided by (used in) investing activities	2,059,483	(1,556,707)

Financing activities
Proceeds from the issuance of common stock	971,300	548,450
Policyholder deposits	84,208	-
Policyholder withdrawals	(1,016,372)	(278,439)
Deposit-type contracts - deposits	-	538
Deposit-type contracts - withdrawals	(11,409)	-
Net cash provided by financing activities	27,727	270,549

(Decrease) increase in cash and cash equivalents	1,453,056	(1,897,125)
Cash and cash equivalents, beginning of period	4,417,837	8,224,914
Cash and cash equivalents, end of period	$5,870,893	$6,327,789

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$-	$5,000

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. During the first quarter of 2023, the Company made a $250,000 capital contribution. Total capitalization of TRLIC was $12,357,133 at March 31, 2023.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at March 31, 2023.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering will end on January 1, 2024, unless all of the shares are sold before then or the offering is extended. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $983,302 and incurred $12,002 of offering costs from the subscription of 131,107 shares through March 31, 2023 from this offering.

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

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2022.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

Investments

Fixed maturity securities are comprised of bonds that are classified as available-for-sale and are carried at fair value net of any necessary valuation allowance for credit losses with unrealized gains and losses, net of applicable income taxes, reported in accumulated other comprehensive income (loss). The amortized cost of fixed maturity securities available-for-sale is generally adjusted for amortization of premium and accretion of discount.

Interest income, as well as the related amortization of premium and accretion of discount, is included in net investment income under the effective yield method.

The Company monitors all fixed maturity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The Company evaluates whether a credit impairment exists for fixed maturity securities by considering primarily the following factors: (a) changes in the financial condition of the security's underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; and (d) the payment structure of the security. The Company's best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process. Quantitative review includes information received from third-party sources such as financial statements, pricing and rating changes, liquidity and other statistical information. Qualitative factors include judgments related to business strategies, economic impacts on the issuer, overall judgment related to estimates and industry factors as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

The Company's best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value. In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer. Any credit losses are presented as an allowance rather than as a write-down of available-for-sale fixed maturity securities, with the change in allowance reported in net loss on the consolidated statements of operations.

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

March 31, 2023

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned.

The Company’s other long-term investments are comprised of lottery prize cash flows holdings held at amortized cost. Payments on these investments are made by state run lotteries. Since state run lotteries are unlikely to default even in the most dire economic situations, no allowance for credit losses are necessary. Interest income and the accretion of discount are included in net investment income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market instruments.

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses. DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $348,129 of DAC deferred and $84,994 of DAC amortized for the three months ended March 31, 2023. There was $194,480 of DAC deferred and $47,925 of DAC amortized for the three months ended March 31, 2022.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $386,119 and $445,373 of SIC deferred at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 there was $0 of SIC deferred and $59,254 of SIC amortized. There was $0 of SIC deferred and $63,775 of SIC amortized during the three months ended March 31, 2022.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $14,260 and $15,870 as of March 31, 2023 and December 31, 2022, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $407,330 as of March 31, 2023 compared to $429,151 as of December 31, 2022.

Intangible assets

Intangible assets are stated at cost less accumulated amortization and reflect amounts paid for the Company’s computer software costs during the application development stage. The software costs placed in service are amortized using the straight-line method over the seven-year estimated useful life of the software. The asset is tested for impairment at least annually. Subsequent modifications or upgrades to internal-use software are capitalized only to the extent that additional functionality is provided.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

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

Net Loss Per Common Share Outstanding

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 15,621,501 and 14,805,194 for the three months ended March 31, 2023 and 2022, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid $32,139 for the quarter ending March 31, 2023 and $51,498 for the year ending December 31, 2022.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of March 31, 2023 there have been three groups covered under this agreement.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, mortgage loans, lottery prize receivables, trade receivables, and reinsurance recoverables. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. This methodology is referred to as the current expected credit loss model. ASU 2016-13 had an original effective date for fiscal years beginning after December 15, 2019. The FASB recently delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial condition and results of operations.

In March 2022, the FASB issued amendments (Accounting Standards Update 2022-2) for the accounting of troubled debt restructuring and disclosures. The amendments introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulties. The amendments promulgate that an entity must apply specific loan refinancing and restructuring guidance to determine whether a modification results in a new loan or the continuation of an existing loan. The amendments also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this guidance are effective for fiscal years beginning after December 15, 2022, and should be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

Recently Issued Accounting Pronouncements

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of March 31, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2023 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$6,737,354	$13,083	$371,481	$6,378,956
U.S. Treasury securities	1,489,224	-	3,339	1,485,885
Total fixed maturity securities	$8,226,578	$13,083	$374,820	$7,864,841

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,144,489	$1,153	$478,242	$6,667,400
U.S. Treasury securities	1,476,294	-	6,504	1,469,790
Total fixed maturity securities	$8,620,783	$1,153	$484,746	$8,137,190

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2023 and December 31, 2022 are summarized as follows:

		Unrealized	Number of
March 31, 2023 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$3,834,475	$131,220	30
U.S. Treasury securities	1,485,885	3,339	1

Greater than 12 months
Corporate bonds	1,882,929	240,261	15
Total fixed maturity securities	$7,203,289	374,820	46

		Unrealized	Number of
December 31, 2022	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$6,565,489	$478,242	48
U.S. Treasury securities	1,469,790	6,504	1

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$8,035,279	$484,746	49

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

2. Investments (continued)

As of March 31, 2023, the fixed maturity securities in a less than and greater than 12-month loss position had an average fair value to amortized cost ratio of 97.0% and 88.8%, respectively. As of December 31, 2022, the fixed maturity securities in a less than 12-month loss position had an average fair value to amortized cost ratio of 94.3%.

As of March 31, 2023 and December 31, 2022, there were no fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

The Company monitors all fixed maturity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The Company evaluates whether a credit impairment exists for fixed maturity securities by considering primarily the following factors: (a) changes in the financial condition of the security's underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; and (d) the payment structure of the security. The Company's best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process. Quantitative review includes information received from third-party sources such as financial statements, pricing and rating changes, liquidity and other statistical information. Qualitative factors include judgments related to business strategies, economic impacts on the issuer, overall judgment related to estimates and industry factors as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

The Company's best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value. In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer. Any credit losses are presented as an allowance rather than as a write-down of available-for-sale fixed maturity securities.

As of March 31, 2023, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company's historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	March 31, 2023	December 31, 2022
Unrealized depreciation on available-for-sale securities	$(361,737)	$(483,593)
Net unrealized depreciation on available-for-sale securities	$(361,737)	$(483,593)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2023, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$2,239,707	$2,231,946
Due after one year through five years	3,188,347	3,078,126
Due after five years through ten years	855,740	820,554
Due after ten years	1,942,783	1,734,215
Total fixed maturity securities	$8,226,577	$7,864,841

For the three months ended March 31, 2023, the Company received $405,469 of proceeds from sales and maturities of investments in available-for-sale securities and did not have any gross gains and gross losses realized, respectively. For the year ended December 31, 2022, the Company received $1,111,464 of proceeds from sales and maturities of investments in available-for-sale securities and had $20,643 of gross gains and $3,008 of gross losses realized, respectively.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of March 31, 2023, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$1,099,211	$1,193,457
Due after one year through five years	2,083,329	2,183,875
Due after five years through ten years	234,226	261,283
Total other long-term investments	$3,416,766	$3,638,615

Other long-term investments by geographic distribution:

	(Unaudited)
	March 31, 2023%		December 31, 2022%
California	$487,576	14.3%	$482,073	12.8%
Florida	250,144	7.3	305,478	8.1
Georgia	584,547	17.1	690,211	18.3
Indiana	141,890	4.2	149,263	4.0
Massachusetts	1,085,863	31.8	1,187,513	31.6
New York	444,424	13.0	514,540	13.7
Ohio	121,945	3.6	120,468	3.2
Oregon	90,645	2.6	89,932	2.4
Pennsylvania	209,732	6.1	223,533	5.9
Total	$3,416,766	100.0%	$3,763,011	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of March 31, 2023 and December 31, 2022 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) March 31, 2023	December 31, 2022
80% to 90%	$415,484	$415,486
70% to 80%	3,640,877	4,917,690
60% to 70%	8,989,070	8,745,288
50% to 60%	2,292,260	2,241,720
Less than 50%	2,078,223	2,253,525
Total	$17,415,914	$18,573,709

Mortgage loans by geographic distribution:

State	(Unaudited) March 31, 2023%		December 31, 2022%
Alabama	$1,529,668	8.8%	$1,717,499	9.3%
Arkansas	210,194	1.2	210,194	1.1
Arizona	132,339	0.8	132,475	0.7
California	562,282	3.2	563,448	3.0
Colorado	151,877	0.9	152,158	0.8
Florida	1,327,650	7.6	1,505,508	8.1
Georgia	1,358,579	7.8	1,167,321	6.3
Illinois	729,717	4.2	732,223	3.9
Indiana	239,912	1.4	338,596	1.8
Kansas	-	-	189,100	1.0
Kentucky	218,737	1.2	220,057	1.2
Louisiana	1,113,994	6.4	874,216	4.7
Maryland	254,800	1.5	-	-
Michigan	182,941	1.0	182,941	1.0
Missouri	2,516,611	14.5	2,518,454	13.6
North Carolina	658,317	3.8	878,212	4.7
New Jersey	443,224	2.5	444,162	2.4
Pennsylvania	528,813	3.0	607,020	3.3
South Carolina	627,876	3.6	628,601	3.4
Tennessee	1,349,046	7.8	3,572,294	19.2
Texas	3,036,994	17.4	1,439,182	7.8
Virginia	-	-	257,705	1.4
Wisconsin	242,343	1.4	242,343	1.3
Total	$17,415,914	100.0%	$18,573,709	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

2. Investments (continued)

There were 2 mortgage loans with a principal balance of $118,287 that were 90 days or more past due and still accruing interest as of March 31, 2023. One of those two mortgage loans had a principal balance of $42,609 and was in the process of foreclosure as of March 31, 2023. The Company expects to fully recover the principal balance outstanding plus any accrued interest along with all fees and expenses. There were 2 mortgage loans with principal balances of $118,218 that were 90 days or more past due and still accruing interest as of December 31, 2022. The Company had a mortgage loan allowance of $86,818 and $92,777 as of March 31, 2023 and December 31, 2022, respectively.

	(Unaudited) March 31, 2023	December 31, 2022
Beginning of year: mortgage loan allowance balance	$92,777	$65,575
Current year change in provision of estimated mortgage loan losses	(5,959)	27,202
End of year: mortgage loan allowance balance	$86,818	$92,777

Major categories of net investment income for the three months ended March 31, 2023 and 2022 are summarized as follows:

	For the Three Months Ended March 31,
	2023	2022

Fixed maturity securities	$85,430	$85,888
Other long-term assets	105,241	66,889
Mortgage loans	296,008	287,295
Short-term and other investments	64,795	24,906
Gross investment income	551,474	464,978
Investment expenses	(8,098)	(101,520)
Net investment income	$543,376	$363,458

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

March 31, 2023

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized as follows:

March 31, 2023 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,378,956	$-	$6,378,956
U.S. Treasury securities		1,485,885		1,485,885
Total fixed maturity securities	$-	$7,864,841	$-	$7,864,841

December 31, 2022	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,667,400	$-	$6,667,400
U.S. Treasury securities	-	1,469,790	-	1,469,790
Total fixed maturity securities	$-	$8,137,190	$-	$8,137,190

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2023 and December 31, 2022 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2023 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$5,870,893	$5,870,893	$5,870,893	$-	$-
Mortgage loans on real estate	17,415,914	15,769,488	-	-	15,769,488
Policy loans	9,847	9,847			9,847
Other long-term investments	3,416,766	3,638,615	-	-	3,638,615
Accrued investment income	209,675	209,675	-	-	209,675
Advances and notes receivable	71,791	71,791	-	-	71,791
Total financial assets	$26,994,886	$25,570,309	$5,870,893	$-	$19,699,416

Financial liabilities
Policyholders’ account balances	$27,884,127	$18,249,255	$-	$-	$18,249,255
Policy claims and other benefits	579,615	579,615	-	-	579,615
Total financial liabilities	$28,463,742	$18,828,870	$-	$-	$18,828,870

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$4,417,837	$4,417,837	$4,417,837	$-	$-
Mortgage loans on real estate	18,573,709	17,151,922	-	-	17,151,922
Policy loans	21,496	21,496	-	-	21,496
Other long-term investments	3,763,011	4,011,887	-	-	4,011,887
Accrued investment income	216,677	216,677	-	-	216,677
Advances and notes receivable	66,006	66,006	-	-	66,006
Total financial assets	$27,058,736	$25,885,825	$4,417,837	$-	$21,467,988

Financial liabilities
Policyholders’ account balances	$28,305,422	$17,854,082	$-	$-	$17,854,082
Policy claims and other benefits	650,182	650,182	-	-	650,182
Total financial liabilities	$28,955,604	$18,504,264	$-	$-	$18,504,264

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

March 31, 2023

(Unaudited)

3. Fair Value Measurements (continued)

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended March 31, 2023. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of March 31, 2023, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repeals the 80 percent limitation for taxable years beginning before January 1, 2021.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

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

5. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $436,614 as of March 31, 2023. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6. Stock Incentive Plan

The Company’s life subsidiary, TRLIC had an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan was suspended by the Company in April 2022. The plan awarded shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards are based on production for the previous year ended and issued in the subsequent year. There have been no shares issued in 2023. 12,150 total shares were issued in 2022. The ASIP issued 7,150 of those shares in 2022 based on 2021 production. The Company granted 5,000 total shares in 2022 as part of employment agreements and/or bonuses to employees. In addition, the Company issued stock options to one of its employees at the beginning of 2023. The Company granted a share option of up to 5,000 shares of common stock to this individual. This option award will vest over a 5-year period of continuous service at a rate of 20% per year, and the exercise price is equal to zero.

7. Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of March 31, 2023 are as follows:

2023	$72,002
2024	98,810
2025	101,773
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$476,139
Less: interest	(68,809)
Lease liability, at present value	$407,330

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

The Company monitors all fixed maturity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The Company evaluates whether a credit impairment exists for fixed maturity securities by considering primarily the following factors: (a) changes in the financial condition of the security's underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; and (d) the payment structure of the security. The Company's best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process. Quantitative review includes information received from third-party sources such as financial statements, pricing and rating changes, liquidity and other statistical information. Qualitative factors include judgments related to business strategies, economic impacts on the issuer, overall judgment related to estimates and industry factors as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

The Company's best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value. In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer. Any credit losses are presented as an allowance rather than as a write-down of available-for-sale fixed maturity securities, with the change in allowance reported in net loss on the consolidated statements of operations.

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

The Company’s other long-term investments are comprised of lottery prize cash flows holdings held at amortized cost. These investments are categorized as other long-term investments in the statement of financial position and are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries. Since state run lotteries are unlikely to default even in the most dire economic situations, no allowance for credit losses are necessary.

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

Results of Operations – Three Months Ended March 31, 2023 and 2022

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	March 31, 2023	March 31, 2022
Premiums and other considerations	$721,523	$429,680
Net investment income	543,376	363,458
Net realized investment gains	-	18,304
Commission income	13,072	28,266
Total revenues	$1,277,971	$839,708

Total revenues increased by $438,263 for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022. This increase was primarily a result of increased new policy sales and additional investment income earned through further investments in fixed maturity securities, mortgage loans, and other long-term investments. Net realized investment gains and commission income both decreased compared to the prior year. The Company also accepted annuity considerations during 2023 and 2022. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,866,311 for the three months ended March 31, 2023, an increase of $389,742 from $1,476,569 for the three months ended March 31, 2022. Significant expense categories are discussed below.

Total Benefits and Claims – Increases to policyholder liabilities and death and other benefits increased benefits and claims expense by $229,968 for the three months ended March 31, 2023 compared to the same period in the prior year. Expenses were $786,381 and $556,413 for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily due to increases in future policy benefits and benefit payments. Those two increases are to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance. Furthermore, death and benefit payments can significantly impact expenses from period to period due to timing. There was an increase in benefit payments in 2023 compared to 2022.

Commissions – Commission expenses were $463,661 and $294,521 for the three months ended March 31, 2023 and 2022, respectively. The increase of $169,140 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense increased $165,943 for the three months ended March 31, 2023 compared to the same period in the prior year. The increase is primarily related to the increased costs associated with new employee hires, wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. The Company hired seven new employees since March 31, 2022. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the overall increases in salaries and employee benefits.

Other Expenses – Professional fees continue to be one of the larger contributing expenses to the overall total expenses. The professional fees consist of public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section.

Net Loss

The net loss was $588,340, or $(0.04) per share, for the three months ended March 31, 2023 compared to a net loss of $636,861 or $(0.04) per share, for the three months ended March 31, 2022. The $48,521 improvement in the net loss was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 15,621,501 and 14,805,194 for the three months ended March 31, 2023 and 2022, respectively.

Financial Position – As of March 31, 2023 and December 31, 2022

Total assets of the Company increased from $40,255,138 as of December 31, 2022 to $40,332,142 as of March 31, 2023, an increase of $77,004. Assets that increased or decreased materially in 2023 were fixed maturity securities, mortgage loans, other long-term investments, cash and cash equivalents, and deferred acquisition costs.

Total investments decreased by $1,788,038, or 5.9%. This decrease was primarily due to maturities and payoffs. As a result, cash and cash equivalents increased. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted increases to net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased by $582,284 at March 31, 2023 compared to December 31, 2022. That decrease is primarily due to a decrease in annuity policies as we focus more on life insurance production.

Total shareholders’ equity of the Company increased from $8,515,506 as of December 31, 2022 to $9,020,322 as of March 31, 2023, an increase of $504,816. The increase is mainly due to the additional capital raised during 2023. That increase was primarily offset by the net loss for the three months ended March 31, 2023. However, there was a positive change of $121,856 in net unrealized losses in the investment portfolio at March 31, 2023 compared to December 31, 2022 because of interest rate movements in the market.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through March 31, 2023, we received $25,730,940 from the sale of 15,731,646 shares and incurred offering costs of $2,749,313. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 44,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 50,920 shares held by TRLIC and the 3,000 shares held by TRCC total 53,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $5,870,893 as of March 31, 2023. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $436,614 as of March 31, 2023. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. At the beginning of 2023, the Company began another private placement stock offering which has raised $983,302 and incurred $12,002 of offering costs through the subscription of 131,107 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

May 15, 2023	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

May 15, 2023	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer