Form 10-Q
period 2023-06-30
Texas Republic Capital Corp
filed 2023-08-11
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 1, 2023: 15,546,619 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2023

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $6,585,412 and $8,620,783 as of June 30, 2023 and December 31, 2022, respectively)	$6,159,312	$8,137,190
Mortgage loans, net of allowance	17,683,637	18,573,709
Policy loans	11,404	21,496
Other long-term investments	3,264,065	3,763,011
Total investments	27,118,418	30,495,406
Cash and cash equivalents	7,188,251	4,417,837
Accrued investment income	195,552	216,677
Due premium	54,089	4,103
Deferred policy acquisition costs	2,818,540	2,453,849
Deferred sales inducement costs	328,025	445,373
Advances and notes receivable, net of allowance	83,855	66,006
Leased property - right to use	385,508	429,151
Prepaid assets	99,868	40,881
Intangible assets, net of accumulated amortization	270,432	295,017
Furniture and equipment, net	20,376	20,729
Other assets	2,041,888	1,370,109
Total assets	$40,604,802	$40,255,138

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$27,834,918	$28,305,422
Future policy benefits	1,834,280	1,832,092
Policy claims and other benefits	882,867	650,182
Liability for deposit-type contracts	237,406	261,855
Other policyholder liabilities	40,133	48,808
Total policy liabilities	30,829,604	31,098,359
Lease liability	385,508	429,151
Other liabilities	318,583	212,122
Total liabilities	31,533,695	31,739,632

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 15,600,539 issued as of June 30, 2023 and December 31, 2022, 15,546,619 outstanding as of June 30, 2023 and December 31, 2022, and 195,859 subscribed as of June 30, 2023	157,964	156,005
Additional paid-in capital	23,305,175	21,854,321
Treasury stock, at cost (53,920 shares as of June 30, 2023 and December 31, 2022)	(52,130)	(52,130)
Accumulated other comprehensive loss	(426,100)	(483,593)
Accumulated deficit	(13,913,802)	(12,959,097)
Total shareholders’ equity	9,071,107	8,515,506
Total liabilities and shareholders’ equity	$40,604,802	$40,255,138

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Premiums and other considerations	$579,127	$507,849	$1,300,650	$937,529
Net investment income	486,255	444,853	1,029,631	808,311
Net realized gains (losses) on investments	-	(669)	-	17,635
Commission income	20,272	38,703	33,344	66,969
Total revenues	1,085,654	990,736	2,363,625	1,830,444
Benefits, claims and expenses
Increase in future policy benefits	34,446	65,672	49,932	274,531
Death and other benefits	75,526	141,173	276,298	217,616
Interest credited to policyholders	273,863	265,310	843,986	536,421
Total benefits and claims	383,835	472,155	1,170,216	1,028,568
Policy acquisition costs deferred	(318,763)	(496,065)	(666,892)	(690,545)
Policy acquisition costs amortized	217,207	208,630	302,201	256,555
Commissions	429,485	480,080	893,146	774,601
Salaries and employee benefits	498,292	399,076	1,033,154	767,995
Office rent	24,540	22,107	48,662	46,106
Third-party administration fees	13,033	18,279	28,470	85,989
Travel, meals, and entertainment	10,953	24,811	24,784	47,586
Professional fees	101,541	120,896	294,616	315,805
Other general and administrative expenses	91,896	115,969	189,973	209,847
Total benefits, claims and expenses	1,452,019	1,365,938	3,318,330	2,842,507

Net loss	$(366,365)	$(375,202)	$(954,705)	$(1,012,063)

Net loss per common share outstanding	$(0.02)	$(0.03)	$(0.06)	$(0.07)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(366,365)	$(375,202)	$(954,705)	$(1,012,063)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(64,363)	(462,480)	57,493	(1,086,378)
Less net realized investment gains (losses)	-	(669)	-	17,635
Net unrealized investment gains (losses)	(64,363)	(461,811)	57,493	(1,104,013)
Total other comprehensive income (loss)	(64,363)	(461,811)	57,493	(1,104,013)
Total comprehensive loss	$(430,728)	$(837,013)	$(897,212)	$(2,116,076)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2022	$148,671	$17,538,618	$(64,280)	$798,073	$(11,809,113)	$6,611,969
Common stock shares subscribed	1,625	973,615	-	-	-	975,240
Treasury shares issued	-	-	12,150	-	-	12,150
Other comprehensive loss	-	-	-	(1,104,013)	-	(1,104,013)
Net loss	-	-	-	-	(1,012,063)	(1,012,063)
Balance as of June 30, 2022	$150,296	$18,512,233	$(52,130)	$(305,940)	$(12,821,176)	$5,483,283

Balance as of January 1, 2023	$156,005	$21,854,321	$(52,130)	$(483,593)	$(12,959,097)	$8,515,506
Common stock shares subscribed	1,959	1,450,854	-	-	-	1,452,813
Other comprehensive gain	-	-	-	57,493	-	57,493
Net loss	-	-	-	-	(954,705)	(954,705)
Balance as of June 30, 2023	$157,964	$23,305,175	$(52,130)	$(426,100)	$(13,913,802)	$9,071,107

Three Months Ended June 30, 2023 and 2022

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of April 1, 2022	$148,671	$17,538,618	$(59,280)	$155,871	$(12,445,974)	$5,337,906
Common stock shares subscribed	1,625	973,615	-	-	-	975,240
Treasury shares issued	-	-	7,150	-	-	7,150
Other comprehensive loss	-	-	-	(461,811)	-	(461,811)
Net loss	-	-	-	-	(375,202)	(375,202)
Balance as of June 30, 2022	$150,296	$18,512,233	$(52,130)	$(305,940)	$(12,821,176)	$5,483,283

Balance as of April 1, 2023	$157,316	$22,824,310	$(52,130)	$(361,737)	$(13,547,437)	$9,020,322
Common stock shares subscribed	648	480,865	-	-	-	481,513
Other comprehensive loss	-	-	-	(64,363)	-	(64,363)
Net loss	-	-	-	-	(366,365)	(366,365)
Balance as of June 30, 2023	$157,964	$23,305,175	$(52,130)	$(426,100)	$(13,913,802)	$9,071,107

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(954,705)	$(1,012,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(186,587)	(146,208)
Net realized capital gains	-	(17,635)
Provision for depreciation and amortization	27,922	27,049
Policy acquisition costs deferred	(666,892)	(690,545)
Policy acquisition costs amortized	302,201	256,555
Mortgage loan origination fees deferred	(93,806)	-
Amortization of mortgage loan origination fees	8,001	35,282
Provision for estimated mortgage loan losses	(4,904)	3,486
Provision for estimated uncollectible advances and notes receivable	(3,372)	(472)
Interest credited to policyholders	843,986	536,421
Non-cash salary expense	-	12,150
Change in assets and liabilities:
Accrued investment income	21,125	5,903
Due premium	(49,986)	(7,229)
Advances and notes receivable	(14,477)	144,034
Prepaid assets	(58,987)	(81,380)
Other assets	(671,779)	(2,485,946)
Future policy benefits	2,188	323,569
Policy claims	232,685	(369,171)
Other policy liabilities	(8,675)	(29,194)
Other liabilities	106,461	101,474
Net cash used in operating activities	(1,169,601)	(3,393,920)

Investing activities
Purchases of furniture and equipment	(2,984)	-
Sales of available for sale securities	2,055,469	1,105,980
Purchases of mortgage loans	(5,293,391)	(7,738,300)
Payments on mortgage loans	6,278,155	7,069,992
Policy loans	10,092	-
Purchase of other long-term investments	-	(374,036)
Payments on other long-term investments	661,452	451,055
Net cash provided by investing activities	3,708,793	514,691

Financing activities
Proceeds from the subscription of common stock	1,452,813	647,640
Policyholder deposits	171,897	383,738
Policyholder withdrawals	(1,369,039)	(545,091)
Deposit-type contracts - deposits	-	255,228
Deposit-type contracts - withdrawals	(24,449)	(27,053)
Net cash provided by financing activities	231,222	714,462

(Decrease) increase in cash and cash equivalents	2,770,414	(2,164,767)
Cash and cash equivalents, beginning of period	4,417,837	8,224,914
Cash and cash equivalents, end of period	$7,188,251	$6,060,147
Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$-	$12,150
Subscriptions receivable for common stock	-	327,600

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. During the first six months of 2023, the Company made $750,000 in total capital contributions. Total capitalization of TRLIC was $12,857,133 at June 30, 2023.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at June 30, 2023.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering will end on January 1, 2024, unless all of the shares are sold before then or the offering is extended. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $1,468,943 and incurred $16,130 of offering costs from the subscription of 195,859 shares through June 30, 2023 from this offering.

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2022.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

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

June 30, 2023

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses. DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $666,892 of DAC deferred and $302,201 of DAC amortized for the six months ended June 30, 2023. For the three months ended June 30, 2023, there was $318,763 of DAC deferred and $217,207 of DAC amortized. There was $690,545 of DAC deferred and $256,555 of DAC amortized for the six months ended June 30, 2022. For the three months ended June 30, 2022, there was $496,065 of DAC deferred and $208,630 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $328,025 and $445,373 of SIC deferred at June 30, 2023 and December 31, 2022, respectively. There was $0 of SIC deferred and $117,348 of SIC amortized for the six months ended June 30, 2023. For the three months ended June 30, 2023, there was $0 of SIC deferred and $58,094 of SIC amortized. There was $0 of SIC deferred and $146,795 SIC amortized for the six months ended June 30, 2022. For the three months ended June 30, 2022, there was $0 of SIC deferred and $83,020 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $12,498 and $15,870 as of June 30, 2023 and December 31, 2022, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $385,508 as of June 30, 2023 compared to $429,151 as of December 31, 2022.

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

June 30, 2023

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 15,670,671 and 14,822,135 for the six months ended June 30, 2023 and 2022, respectively. The weighted average common shares outstanding and subscribed were 15,719,841 and 14,839,075 for the three months ended June 30, 2023 and 2022, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid FTFC $93,806 for the six months ending June 30, 2023 and $51,498 for the year ending December 31, 2022.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of June 30, 2023 there have been three groups covered under this agreement.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2023 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$6,585,412	$5,845	$431,945	$6,159,312
U.S. Treasury securities	-	-	-	-
Total fixed maturity securities	$6,585,412	$5,845	$431,945	$6,159,312

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,144,489	$1,153	$478,242	$6,667,400
U.S. Treasury securities	1,476,294	-	6,504	1,469,790
Total fixed maturity securities	$8,620,783	$1,153	$484,746	$8,137,190

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2023 and December 31, 2022 are summarized as follows:

		Unrealized	Number of
June 30, 2023 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$2,384,617	$59,625	17
U.S. Treasury securities	-	-	-

Greater than 12 months
Corporate bonds	3,464,937	372,320	29
Total fixed maturity securities	$5,849,554	431,945	46

		Unrealized	Number of
December 31, 2022	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$6,565,489	$478,242	48
U.S. Treasury securities	1,469,790	6,504	1

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$8,035,279	$484,746	49

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

2. Investments (continued)

As of June 30, 2023, the fixed maturity securities in a less than and greater than 12-month loss position had an average fair value to amortized cost ratio of 97.6% and 90.8%, respectively. As of December 31, 2022, the fixed maturity securities in a less than 12-month loss position had an average fair value to amortized cost ratio of 94.3%.

As of June 30, 2023 and December 31, 2022, there were no fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

As of June 30, 2023, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company's historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2023	December 31, 2022
Unrealized depreciation on available-for-sale securities	$(426,100)	$(483,593)
Net unrealized depreciation on available-for-sale securities	$(426,100)	$(483,593)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2023, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$818,658	$812,939
Due after one year through five years	3,069,565	2,929,608
Due after five years through ten years	755,604	711,010
Due after ten years	1,941,585	1,705,755
Total fixed maturity securities	$6,585,412	$6,159,312

For the six months ended June 30, 2023, the Company received $2,055,469 of proceeds from sales and maturities of investments in available-for-sale securities and did not have any gross gains and gross losses realized. For the year ended December 31, 2022, the Company received $1,111,464 of proceeds from sales and maturities of investments in available-for-sale securities and had $20,643 of gross gains and $3,008 of gross losses realized, respectively.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of June 30, 2023, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$1,087,692	$1,290,439
Due after one year through five years	1,940,099	2,273,098
Due after five years through ten years	236,274	262,434
Total other long-term investments	$3,264,065	$3,825,971

Other long-term investments by geographic distribution:

	(Unaudited)
	June 30, 2023%		December 31, 2022%
California	$493,158	15.1%	$482,073	12.8%
Florida	252,386	7.7	305,478	8.1
Georgia	570,208	17.5	690,211	18.3
Indiana	143,145	4.4	149,263	4.0
Massachusetts	1,031,487	31.6	1,187,513	31.6
New York	404,920	12.4	514,540	13.7
Ohio	99,918	3.1	120,468	3.2
Oregon	68,525	2.1	89,932	2.4
Pennsylvania	200,318	6.1	223,533	5.9
Total	$3,264,065	100.0%	$3,763,011	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of June 30, 2023 and December 31, 2022 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) June 30, 2023	December 31, 2022
80% to 90%	$601,451	$415,486
70% to 80%	4,197,281	4,917,690
60% to 70%	8,059,534	8,745,288
50% to 60%	2,386,113	2,241,720
Less than 50%	2,439,258	2,253,525
Total	$17,683,637	$18,573,709

Mortgage loans by geographic distribution:

State	(Unaudited) June 30, 2023%		December 31, 2022%
Alabama	$1,428,920	8.1%	$1,717,499	9.3%
Arkansas	210,194	1.2	210,194	1.1
Arizona	132,130	0.7	132,475	0.7
California	561,188	3.2	563,448	3.0
Colorado	151,590	0.9	152,158	0.8
Florida	1,577,129	8.9	1,505,508	8.1
Georgia	693,700	3.9	1,167,321	6.3
Illinois	592,253	3.4	732,223	3.9
Indiana	597,018	3.4	338,596	1.8
Kansas	-	-	189,100	1.0
Kentucky	724,252	4.1	220,057	1.2
Louisiana	939,724	5.3	874,216	4.7
Maryland	254,800	1.4	-	-
Michigan	-	-	182,941	1.0
Missouri	2,514,591	14.2	2,518,454	13.6
North Carolina	277,232	1.6	878,212	4.7
New Jersey	442,406	2.5	444,162	2.4
Ohio	268,031	1.5	-	-
Pennsylvania	528,813	3.0	607,020	3.3
South Carolina	507,739	2.9	628,601	3.4
Tennessee	1,932,506	10.9	3,572,294	19.2
Texas	3,294,397	18.6	1,439,182	7.8
Virginia	-	-	257,705	1.4
Wisconsin	55,024	0.3	242,343	1.3
Total	$17,683,637	100.0%	$18,573,709	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

2. Investments (continued)

There was one mortgage loan with a principal balance of $75,750 that was 90 days or more past due and still accruing interest as of June 30, 2023. This mortgage loan is in the process of foreclosure as of June 30, 2023. The Company expects to fully recover the principal balance outstanding plus any accrued interest along with all fees and expenses during the third quarter of 2023. There were 2 mortgage loans with principal balances of $118,218 that were 90 days or more past due and still accruing interest as of December 31, 2022. The Company had a mortgage loan allowance of $87,873 and $92,777 as of June 30, 2023 and December 31, 2022, respectively.

	(Unaudited) June 30, 2023	December 31, 2022
Beginning of year: mortgage loan allowance balance	$92,777	$65,575
Current year change in provision of estimated mortgage loan losses	(4,904)	27,202
End of year: mortgage loan allowance balance	$87,873	$92,777

Major categories of net investment income for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Fixed maturity securities	$80,696	$77,271	$166,126	$163,159
Other long-term assets	57,265	53,658	162,506	120,547
Mortgage loans	299,432	289,570	595,440	576,865
Short-term and other investments	60,687	75,475	125,482	100,381
Gross investment income	498,080	495,974	1,049,554	960,952
Investment expenses	(11,825)	(51,121)	(19,923)	(152,641)
Net investment income	$486,255	$444,853	$1,029,631	$808,311

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

June 30, 2023

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are summarized as follows:

June 30, 2023 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,159,312	$-	$6,159,312
U.S. Treasury securities	-	-	-	-
Total fixed maturity securities	$-	$6,159,312	$-	$6,159,312

December 31, 2022	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,667,400	$-	$6,667,400
U.S. Treasury securities	-	1,469,790	-	1,469,790
Total fixed maturity securities	$-	$8,137,190	$-	$8,137,190

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2023 and December 31, 2022 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2023 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$7,188,251	$7,188,251	$7,188,251	$-	$-
Mortgage loans on real estate	17,683,637	15,379,725	-	-	15,379,725
Policy loans	11,404	11,404	-	-	11,404
Other long-term investments	3,264,065	3,825,971	-	-	3,825,971
Accrued investment income	195,552	195,552	-	-	195,552
Advances and notes receivable	83,855	83,855	-	-	83,855
Total financial assets	$28,426,764	$26,684,758	$7,188,251	$-	$19,496,507

Financial liabilities
Policyholders’ account balances	$27,834,918	$17,745,332	$-	$-	$17,745,332
Policy claims and other benefits	882,867	882,867	-	-	882,867
Total financial liabilities	$28,717,785	$18,628,199	$-	$-	$18,628,199

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$4,417,837	$4,417,837	$4,417,837	$-	$-
Mortgage loans on real estate	18,573,709	17,151,922	-	-	17,151,922
Policy loans	21,496	21,496	-		21,496
Other long-term investments	3,763,011	4,011,887	-	-	4,011,887
Accrued investment income	216,677	216,677	-	-	216,677
Advances and notes receivable	66,006	66,006	-	-	66,006
Total financial assets	$27,058,736	$25,885,825	$4,417,837	$-	$21,467,988

Financial liabilities
Policyholders’ account balances	$28,305,422	$17,854,082	$-	$-	$17,854,082
Policy claims and other benefits	650,182	650,182	-	-	650,182
Total financial liabilities	$28,955,604	$18,504,264	$-	$-	$18,504,264

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

June 30, 2023

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended June 30, 2023. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of June 30, 2023, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repealed the 80 percent limitation for taxable years beginning before January 1, 2021.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

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

5. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $790,946 as of June 30, 2023. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of June 30, 2023 are as follows:

2023	$48,081
2024	98,810
2025	101,773
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$452,218
Less: interest	(66,710)
Lease liability, at present value	$385,508

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

Results of Operations – Three and Six Months Ended June 30, 2023 and 2022

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Premiums and other considerations	$579,127	$507,849	$1,300,650	$937,529
Net investment income	486,255	444,853	1,029,631	808,311
Net realized gains (losses) on investments	-	(669)	-	17,635
Commission income	20,272	38,703	33,344	66,969
Total revenues	$1,085,654	$990,736	$2,363,625	$1,830,444

Total revenues increased by $94,918 and $533,181 for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. These increases were primarily a result of increased new policy sales and additional investment income earned through further investments in fixed maturity securities, mortgage loans, and other long-term investments. Net realized investment gains and commission income both decreased compared to the prior year. The Company also accepted annuity considerations during 2023 and 2022. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,452,019 and $3,318,330 for the three and six months ended June 30, 2023, increases of $86,081 and $475,823 from $1,365,938 and $2,842,507 for the three and six months ended June 30, 2022, respectively. Significant expense categories are discussed below.

Total Benefits and Claims – Increases to policyholder liabilities and death and other benefits increased benefits and claims expense by $141,648 for the six months ended June 30, 2023 compared to the same period in the prior year. For the three months ended June 30, 2023 compared to the same period in the prior year, those same benefits and claims expense decreased by $88,320. Expenses were $383,835 and $1,170,216 for the three and six months ended June 30, 2023 and $472,155 and $1,028,568 for the three and six months ended June 30, 2022, respectively. The increases for the full six months were primarily due to increases in interest credited to policyholders and benefit payments. Those two increases are to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance. Furthermore, death and benefit payments can significantly impact expenses from period to period due to timing. There was an increase in benefit payments for the six months ended June 30, 2023 compared to six months ended June 30, 2022, but a decrease in benefit payments when comparing the three months ended June 30, 2023 compared to the same period in the prior year.

Commissions – Commission expenses were $429,485 and $893,146 for the three and six months ended June 30, 2023 compared to $480,080 and $774,601 for the three and six months ended June 30, 2022, respectively. For the full six months, that increase is consistent with the amounts of new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The decrease for the three months ended June 30, 2023 compared to the same period in the prior year was due to timing. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense increased $99,216 and $265,159 for the three and six months ended June 30, 2023 compared to the same periods in the prior year. These increases are primarily related to the increased costs associated with new employee hires, wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. The Company hired seven new employees since June 30, 2022. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the overall increases in salaries and employee benefits.

Other Expenses – Professional fees continue to be one of the larger contributing expenses to the overall total expenses. The professional fees consist of public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section.

Net Loss

The net loss was $954,705, or $(0.06) per share, for the six months ended June 30, 2023 compared to a net loss of $1,012,063 or $(0.07) per share, for the six months ended June 30, 2022. For the three months ending June 30, the net loss was $366,365 or $(0.02) per share in 2023 and $375,202 or $(0.03) per share in 2022. The improvement of the net loss for the three- and six- months ending June 30, 2023, was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 15,670,671 and 14,822,135 for the six months ended June 30, 2023 and 2022, respectively. The weighted average common shares outstanding and subscribed were 15,719,841 and 14,839,075 for the three months ended June 30, 2023 and 2022, respectively.

Financial Position – As of June 30, 2023 and December 31, 2022

Total assets of the Company increased from $40,255,138 as of December 31, 2022 to $40,604,802 as of June 30, 2023, an increase of $349,664. Assets that increased or decreased materially in 2023 were invested assets, cash and cash equivalents, deferred acquisition costs, and other assets.

Total investments decreased by $3,376,988, or 11.1%. This decrease was primarily due to maturities and payoffs. As a result, cash and cash equivalents increased. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted increases to net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available. As a result, net investment income increased by 27.4% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased by $268,755 at June 30, 2023 compared to December 31, 2022. That decrease is primarily due to a decrease in annuity policies as we focus more on life insurance production.

Total shareholders’ equity of the Company increased from $8,515,506 as of December 31, 2022 to $9,071,107 as of June 30, 2023, an increase of $555,601. The increase is mainly due to the additional capital raised during 2023. That increase was primarily offset by the net loss for the six months ended June 30, 2023. However, there was a positive change of $57,493 in net unrealized losses in the investment portfolio at June 30, 2023 compared to December 31, 2022 because of interest rate movements in the market.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through June 30, 2023, we received $26,216,580 from the sale of 15,796,398 shares and incurred offering costs of $2,753,441. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 44,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 50,920 shares held by TRLIC and the 3,000 shares held by TRCC total 53,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $7,188,251 as of June 30, 2023. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $790,946 as of June 30, 2023. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. At the beginning of 2023, the Company began another private placement stock offering which has raised $1,468,943 and incurred $16,131 of offering costs through the subscription of 195,859 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

August 11, 2023	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

August 11, 2023	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer, Secretary, Treasurer