Form 10-K
period 2023-12-31
Texas Republic Capital Corp
filed 2024-04-10
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the fiscal year ended December 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common stock $.01 par value as of March 15, 2024: 15,553,619 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2024 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at December 31, 2023.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at December 31, 2023.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2025, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $2,694,690 and incurred $26,103 of offering costs from the subscription of 359,292 shares through December 31, 2023 from this offering.

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

TRLIC entered into an administrative services agreement with Landmark Life Insurance Company on July 24, 2019 and it was subsequently assigned to Landmark Admin, LLC (“LA”). The services provided under this agreement include agent support, policy issue, accounting, claims processing and other services incidental to the operations of TRLIC. The agreement was renewed effective December 1, 2023 and is effective for a period of five years and includes a provision that the agreement may be terminated at any time by either party with a 120-day prior notice.

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

Employees

Our workforce is our most important asset and a key competitive advantage. As of March 31, 2024, the Company had eleven full-time employees.

Item 2. Properties

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2023 are as follows:

2024	$98,810
2025	101,773
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$404,137
Less: interest	(62,271)
Lease liability, at present value	$341,866

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

As of March 15, 2024, there were approximately 1,684 shareholders of the Company’s outstanding common stock.

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

(d)	Securities Authorized for Issuance Under Equity Incentive Plans

The Company’s life subsidiary, TRLIC had an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan was suspended by the Company in April 2022. The plan awarded shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards at year end are based on production for the period of January through December. 7,000 and 12,150 total shares were issued in 2023 and 2022, respectively. The ASIP issued 7,150 of those shares in 2022 based on 2021 production. The Company granted 7,000 and 5,000 total shares in 2023 and 2022, respectively, as part of employment agreements and/or bonuses to employees. In addition, the Company issued stock options to one of its employees at the beginning of 2023. The Company granted a share option of up to 5,000 shares of common stock to this individual. This option award will vest over a 5-year period of continuous service at a rate of 20% per year, and the exercise price is equal to zero.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2025, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $2,694,690 and incurred $26,103 of offering costs from the subscription of 359,292 shares through December 31, 2023 from this offering.

Proceeds have been used for working capital and the capitalization of a life insurance company and other insurance agencies.

(g)	Purchases of Equity Securities by Issuer

Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s ASIP. The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining shares are held as treasury shares in the consolidated financial statements.

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

The Company’s mortgage loan portfolio is comprised entirely of residential properties with loan to appraised value ratios below 90%. Mortgage loans are carried at amortized book value. A mortgage loan allowance has been established for any unforeseen losses using an industry approach. While we utilize our best judgment and information available, the ultimate adequacy of this allowance is dependent upon a variety of factors beyond our control, including the performance of the residential mortgage loan portfolio, the economy and changes in interest rates. Our allowance for possible mortgage loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred losses but not for specifically identified loans. The fair values for mortgage loans are estimated using discounted cash flow analysis. The discount rate used to calculate fair values was indexed to the SOFR yield curve adjusted for an appropriate credit spread.

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

Results of Operations – Years Ended December 31, 2023 and 2022

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	December 31, 2023	December 31, 2022
Premiums and other considerations	$2,890,487	$1,991,883
Net investment income	2,091,811	1,711,015
Net realized investment gains	3,027	17,635
Commission income	105,992	506,630
Total revenues	$5,091,317	$4,227,163

Total revenues increased by $864,154, or 20%, for the year ended December 31, 2023. This increase was a result of increased new policy sales in the life insurance company and additional net investment income earned. There were reductions in commission income and net realized investment gains compared to the prior year which offset the total revenue growth. Commission income decreased primarily from a one-time large commission payment received in 2022. Net realized investment gains or losses can vary from year to year based on current market conditions at the time of sale. The Company also accepted annuity considerations during 2023 and 2022. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $6,480,611 for the year ended December 31, 2023, an increase of $1,103,464, or 21%, from $5,377,147 for the year ended December 31, 2022. Significant expense categories are discussed below.

Total Benefits and Claims – Claims and benefit expenses were $2,213,000 and $1,654,891 for the twelve months ended December 31, 2023 and 2022, respectively. The increase of $558,109 is primarily related to the increase in death and other benefit payments and interest credited to policyholders which was offset by the decrease in future policy benefits from this year compared to the previous year. This increase is to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance. Furthermore, death and other benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $1,857,622 and $1,750,126 for the twelve months ended December 31, 2023 and 2022, respectively. The increase of $107,496 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense increased $278,024 for the year ended December 31, 2023. The increase is primarily related to the increased costs associated with new employee hires, wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. The Company has hired several new employees since mid-2022 to keep up with our growth. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the overall increases in salaries and employee benefits.

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

Net Loss

The net loss was $1,389,294, or $(0.09) per share, for the year ended December 31, 2023 compared to a net loss of $1,149,984, or $(0.08) per share, for the year ended December 31, 2022. The $239,310, or 21%, increase in the net loss was primarily attributable to the increases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 15,757,631 and 15,108,340 for the years ending December 31, 2023 and 2022, respectively.

Financial Position – As of December 31, 2023 and 2022

Total assets of the Company increased from $40,255,138 as of December 31, 2022 to $42,557,399 as of December 31, 2023, an increase of $2,302,261 or 6% and was primarily attributable to new capital raised in 2023. Assets that increased or decreased materially in 2023 were fixed maturity securities, mortgage loans, other long-term investments, cash and cash equivalents, reinsurance recoverable, deferred acquisition costs, and other assets.

Total investments decreased by $6,973,138, or 23%. This decrease was primarily due to maturities and payoffs. As a result, cash and cash equivalents increased. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted increases to net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available. As a result, net investment income increased by 22% for the year ended December 31, 2023 compared to the year ended December 31, 2022.

The Company also recognized an increase in deferred policy acquisition costs, reinsurance recoverable, and advances and notes receivable as the Company continues to successfully sell more new business. Other assets that materially increased were federal income taxes recoverable on taxes withheld from cash receipts on other long-term investment payments which is included in the other assets line on the consolidated statements of financial position. The federal income taxes recoverable balance is 100% recoverable via tax refunds from the U.S. Government. Amounts recoverable from reinsurers represent the amounts due from our reinsurance partners. This balance continues to grow with the successful production of more and more business and our policy of using reinsurance partners to limit our exposure on any one individual policyholder.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities increased $598,254 at December 31, 2023 compared to December 31, 2022. The increase is primarily related to new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance.

Total shareholder equity of the Company increased from $8,515,506 as of December 31, 2022 to $9,995,531 as of December 31, 2023, an increase of $1,480,025. The increase is mainly due to the additional capital raised during 2023. That increase was primarily offset by the net loss for the year ended December 31, 2023. There was an improvement in net unrealized losses in the investment portfolio at December 31, 2023 compared to December 31, 2022 because of interest rate movements in the market. The Company issued $4,410 of its treasury shares in 2023 which increased total shareholders’ equity and helped contribute to the overall increase mentioned above.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through December 31, 2023, we received $27,442,327 from the sale of 15,912,911 shares and incurred offering costs of $2,763,414. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 43,920 shares held by TRLIC and the 3,000 shares held by TRCC total 46,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $11,879,163 as of December 31, 2023. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $1,730,158 as of December 31, 2023. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Texas Republic Capital Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Texas Republic Capital Corporation and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Amortization of Deferred Policy Acquisition Costs – Refer to Note 1

Critical Audit Matter Description

The Company’s products include traditional life insurance contracts and annuities in which certain acquisition costs are capitalized and the expenses are deferred into future periods. Management amortizes the capitalized costs of traditional life insurance products over the premium paying period of the products based on assumptions developed and consistent with assumptions used in determining the products future policy benefit liabilities. Annuity products are amortized based on actual and expected future gross profits. The unamortized deferred policy acquisition cost asset was $ 3.4 million as of December 31, 2023.

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

Future Policy Benefit Reserves – Refer to Note 1

Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities. Such liabilities are established based on actuarial assumptions at the time policies are issued. Management applies considerable judgment in developing the actuarial assumptions based on expectations of future economic conditions and policyholder behavior. These assumptions are developed at the time the contracts are issued. If actual experience is adverse in nature when compared to the original assumptions in developing the future policy benefits liability, management may be required to establish premium deficiency reserves. The Company’s future policy benefits liability was $ 2.2 million as of December 31, 2023.

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

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

April 9, 2024

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2023	December 31, 2022
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $5,878,911 and $8,620,783 as of December 31, 2023 and 2022, respectively)	$5,591,640	$8,137,190
Mortgage loans, net of allowance	15,042,590	18,573,709
Policy loans	15,016	21,496
Other long-term investments	2,873,022	3,763,011
Total investments	23,522,268	30,495,406
Cash and cash equivalents	11,879,163	4,417,837
Accrued investment income	193,035	216,677
Due premium	21,214	4,103
Reinsurance recoverable	871,690	370,825
Deferred policy acquisition costs	3,380,445	2,453,849
Deferred sales inducement costs	214,885	445,373
Advances and notes receivable, net of allowance	235,682	66,006
Leased property – right to use	341,866	429,151
Prepaid assets	42,621	40,881
Intangible assets, net of accumulated amortization	245,847	295,017
Furniture and equipment, net	19,509	20,729
Other assets	1,589,174	999,284
Total assets	$42,557,399	$40,255,138

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$28,192,706	$28,305,422
Future policy benefits	2,235,144	1,832,092
Policy claims and other benefits	1,014,951	650,182
Liability for deposit-type contracts	225,675	261,855
Other policyholder liabilities	28,137	48,808
Total policy liabilities	31,696,613	31,098,359
Lease liability	341,866	429,151
Other liabilities	523,389	212,122
Total liabilities	32,561,868	31,739,632

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized,15,600,539 issued as of December 31, 2023 and 2022, 15,553,619 and 15,546,619 outstanding as of December 31, 2023 and 2022, Respectively, and 359,292 subscribed as of December 31, 2023	159,598	156,005
Additional paid-in capital	24,519,315	21,854,321
Treasury stock, at cost (46,920 and 53,920 shares as of December 31, 2023 and 2022 respectively)	(47,720)	(52,130)
Accumulated other comprehensive loss	(287,271)	(483,593)
Accumulated deficit	(14,348,391)	(12,959,097)
Total shareholders’ equity	9,995,531	8,515,506
Total liabilities and shareholders’ equity	$42,557,399	$40,255,138

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022
Revenues
Premiums and other considerations	$2,890,487	$1,991,883
Net investment income	2,091,811	1,711,015
Net realized gains on investments	3,027	17,635
Commission income	105,992	506,630
Total revenues	5,091,317	4,227,163
Benefits, claims and expenses
Increase in future policy benefits	261,368	443,684
Death and other benefits	535,354	377,617
Interest credited to policyholders	1,416,278	833,590
Total benefits and claims	2,213,000	1,654,891
Policy acquisition costs deferred	(1,459,756)	(1,412,879)
Policy acquisition costs amortized	533,160	477,290
Commissions	1,857,622	1,750,126
Salaries and employee benefits	2,098,430	1,820,406
Office rent	97,531	93,882
Third-party administration fees	144,266	38,393
Travel, meals, and entertainment	41,697	53,031
Professional fees	525,956	506,580
Other general and administrative expenses	428,705	395,427
Total benefits, claims and expenses	6,480,611	5,377,147
Net loss	$(1,389,294)	$(1,149,984)

Net loss per common share outstanding	$(0.09)	$(0.08)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2023	2022

Net loss	$(1,389,294)	$(1,149,984)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	199,349	(1,264,031)
Less net realized investment gains	3,027	17,635
Net unrealized investment gains (losses)	196,322	(1,281,666)
Total other comprehensive income (loss)	196,322	(1,281,666)
Total comprehensive loss	$(1,192,972)	$(2,431,650)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2023 and 2022

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2022	$148,671	$17,538,618	$(64,280)	$798,073	$(11,809,113)	$6,611,969
Common stock shares issued, net of issuance costs	7,334	4,315,703	-	-	-	4,323,037
Treasury shares issued	-	-	12,150	-	-	12,150
Other comprehensive loss	-	-	-	(1,281,666)	-	(1,281,666)
Net loss	-	-	-	-	(1,149,984)	(1,149,984)
Balance as of December 31, 2022	$156,005	$21,854,321	$(52,130)	$(483,593)	$(12,959,097)	$8,515,506

Common stock shares subscribed, net of issuance costs	3,593	2,664,994	-	-	-	2,668,587
Treasury shares issued	-	-	4,410	-	-	4,410
Other comprehensive gain	-	-	-	196,322	-	196,322
Net loss	-	-	-	-	(1,389,294)	(1,389,294)
Balance as of December 31, 2023	$159,598	$24,519,315	$(47,720)	$(287,271)	$(14,348,391)	$9,995,531

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Operating activities
Net loss	$(1,389,294)	$(1,149,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(311,661)	(322,626)
Net realized capital gains	(3,027)	(17,635)
Provision for depreciation and amortization	55,938	53,455
Policy acquisition costs deferred	(1,459,756)	(1,412,879)
Policy acquisition costs amortized	533,160	477,290
Mortgage loan origination fees deferred	(93,806)	(51,498)
Amortization of mortgage loan origination fees	20,296	40,105
Provision for estimated mortgage loan losses	(18,114)	27,202
Provision for estimated uncollectible advances and notes receivable	(8,222)	(38,114)
Interest credited to policyholders	1,416,278	833,590
Non-cash salary expense	4,410	12,150
Change in assets and liabilities:
Accrued investment income	23,642	(26,378)
Due premium	(17,111)	15,561
Reinsurance recoverable	(500,865)	(316,157)
Advances and notes receivable	(161,454)	239,409
Prepaid assets	(1,740)	(26,220)
Other assets	(589,890)	(217,157)
Future policy benefits	403,052	618,078
Policy claims	364,769	112,968
Other policy liabilities	(20,671)	(8,370)
Other liabilities	311,267	5,961
Net cash used in operating activities	(1,442,799)	(1,151,249)

Investing activities
Purchases of furniture and equipment	(5,548)	(10,440)
Purchases of intangible assets	-	(19,450)
Purchases of available for sale securities	-	(1,461,639)
Sales of available for sale securities	2,760,920	1,111,464
Purchases of mortgage loans	(5,293,391)	(18,524,900)
Payments on mortgage loans	8,923,756	13,127,078
Policy loans	6,480	(21,176)
Purchases of other long-term investments	-	(1,645,721)
Payments on other long-term investments	1,178,006	1,134,083
Net cash provided by (used in) investing activities	7,570,223	(6,310,701)

Financing activities
Proceeds from the subscription and issuance of common stock	2,668,587	4,323,037
Policyholder deposits	302,777	590,665
Policyholder withdrawals	(1,601,282)	(1,451,914)
Deposit-type contracts - deposits	659	255,721
Deposit-type contracts - withdrawals	(36,839)	(62,636)
Net cash provided by financing activities	1,333,902	3,654,873

Increase (decrease) in cash and cash equivalents	7,461,326	(3,807,077)
Cash and cash equivalents, beginning of period	4,417,837	8,224,914
Cash and cash equivalents, end of period	$11,879,163	$4,417,837

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$4,410	$12,150
Subscriptions receivable for common stock	52,035	-

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at December 31, 2023.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at December 31, 2023.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2025, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $2,694,690 and incurred $26,103 of offering costs from the subscription of 359,292 shares through December 31, 2023 from this offering.

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

December 31, 2023 and 2022

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

The Company’s mortgage loan portfolio is comprised entirely of residential properties with loan to appraised value ratios below 90%. Mortgage loans are carried at current book value. A mortgage loan allowance has been established for any unforeseen losses using an industry approach, which establishes a reserve for possible loan losses charged to expense which represents, in the Company’s judgement, the known and estimated credit losses existing in the loan portfolio. This reserve reduces the carrying value of investment in mortgage loans on the consolidated statement of financial position. The fair values for mortgage loans are estimated using discounted cash flow analysis. The discount rate used to calculate fair values was indexed to the SOFR yield curve adjusted for an appropriate credit spread.

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

December 31, 2023 and 2022

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

DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $1,459,756 and $1,412,879 of DAC deferred for the twelve months ended December 31, 2023 and 2022, respectively. There was $533,160 and $477,290 of DAC amortized for the twelve months ended December 31, 2023 and 2022, respectively.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $214,885 and $445,373 of SIC deferred at December 31, 2023 and 2022, respectively. For the twelve months ended December 31, 2023 there was $0 of SIC deferred and $230,488 of SIC amortized. There was $0 of SIC deferred and $270,780 of SIC amortized during the twelve months ended December 31, 2022.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $7,650 and $15,870 as of December 31, 2023 and 2022, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $341,866 and $429,151 as of December 31, 2023 and 2022, respectively.

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

December 31, 2023 and 2022

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 15,757,631 and 15,108,340 for the years ending December 31, 2023 and 2022, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid $93,806 and $51,498 to FTFC under the agreement for the years ending December 31, 2023 and 2022, respectively.

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of December 31, 2023 there have been five groups covered under this agreement.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

1. Organization and Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, mortgage loans, lottery prize receivables, trade receivables, and reinsurance recoverables. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. This methodology is referred to as the current expected credit loss model. ASU 2016-13 had an original effective date for fiscal years beginning after December 15, 2019. The FASB recently delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. This update is aimed at improving the Codification related to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. These updates were originally required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020. The FASB has delayed the effective date of ASU 2018-12 to periods beginning after December 15, 2024 for smaller reporting companies, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.

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

On July 26, 2023, the U.S. Securities and Exchange Commission adopted this Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective as early as December 2023. The Company has not ever had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of December 31, 2023 and 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,878,911	$14,577	$301,848	$5,591,640
Total fixed maturity securities	$5,878,911	$14,577	$301,848	$5,591,640

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$7,144,489	$1,153	$478,242	$6,667,400
U.S. Treasury securities	1,476,294	-	6,504	1,469,790
Total fixed maturity securities	$8,620,783	$1,153	$484,746	$8,137,190

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2023 and 2022 are summarized as follows:

		Unrealized	Number of
December 31, 2023	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$500,000	$7,082	3

Greater than 12 months
Corporate bonds	4,578,111	294,766	38
Total fixed maturity securities	$5,078,111	$301,848	41

		Unrealized	Number of
December 31, 2022	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$6,565,489	$478,242	48
U.S. Treasury securities	1,469,790	6,504	1

Greater than 12 months
Corporate bonds	-	-	-
Total fixed maturity securities	$8,035,279	$484,746	49

As of December 31, 2023, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.4%. As of December 31, 2022, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.3%.

As of December 31, 2023 and 2022, there were no fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

2. Investments (continued)

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

As of December 31, 2023, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company's historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive loss for investments classified as available-for-sale are summarized as follows:

	December 31, 2023	December 31, 2022
Unrealized appreciation (depreciation) on available-for-sale securities	$(287,271)	$(483,593)
Net unrealized appreciation (depreciation) on available-for-sale securities	$(287,271)	$(483,593)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2023, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$369,647	$365,911
Due after one year through five years	3,107,957	3,030,304
Due after five years through ten years	462,160	441,894
Due after ten years	1,939,147	1,753,531
Total fixed maturity securities	$5,878,911	$5,591,640

For the year ended December 31, 2023, the Company received $2,760,920 of proceeds from sales and maturities of investments in available-for-sale securities and had $3,027 of gross gains and $0 of gross losses realized, respectively. For the year ended December 31, 2022, the Company received $1,111,464 of proceeds from sales and maturities of investments in available-for-sale securities and had $20,643 of gross gains and $3,008 of gross losses realized, respectively.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

2. Investments (continued)

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of December 31, 2023, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,061,339	$1,133,968
Due after one year through five years	1,654,342	1,720,964
Due after five years through ten years	157,341	174,517
Total other long-term investments	$2,873,022	$3,029,449

Other long-term investments by geographic distribution:

	December 31, 2023%		December 31, 2022%
California	$352,011	12.3%	$482,073	12.8%
Florida	242,017	8.4	305,478	8.1
Georgia	567,542	19.8	690,211	18.3
Indiana	63,873	2.2	149,263	4.0
Massachusetts	959,906	33.4	1,187,513	31.6
New York	344,214	12.0	514,540	13.7
Ohio	96,330	3.3	120,468	3.2
Oregon	69,619	2.4	89,932	2.4
Pennsylvania	177,510	6.2	223,533	5.9
Total	$2,873,022	100.0%	$3,763,011	100.0%

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of December 31, 2023 and 2022 are summarized as follows:

Loan-to-value ratio	December 31, 2023	December 31, 2022
80% to 90%	$599,672	$415,486
70% to 80%	4,536,084	4,917,690
60% to 70%	5,397,473	8,745,288
50% to 60%	2,091,073	2,241,720
Less than 50%	2,418,288	2,253,525
Total	$15,042,590	$18,573,709

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

2. Investments (continued)

Mortgage loans by geographic distribution:

State	December 31, 2023%		December 31, 2022%
Alabama	$1,319,136	8.8%	$1,717,499	9.3%
Arkansas	-	-	210,194	1.1
Arizona	129,506	0.9	132,475	0.7
California	389,274	2.6	563,448	3.0
Colorado	149,907	1.0	152,158	0.8
Florida	1,543,852	10.2	1,505,508	8.1
Georgia	352,107	2.3	1,167,321	6.3
Illinois	508,180	3.4	732,223	3.9
Indiana	594,006	4.0	338,596	1.8
Kansas	-	-	189,100	1.0
Kentucky	714,820	4.7	220,057	1.2
Louisiana	381,584	2.5	874,216	4.7
Maryland	255,577	1.7	-	-
Michigan	-	-	182,941	1.0
Missouri	1,937,755	12.9	2,518,454	13.6
North Carolina	277,232	1.8	878,212	4.7
New Jersey	434,206	2.9	444,162	2.4
Ohio	164,491	1.1	-	-
Pennsylvania	297,612	2.0	607,020	3.3
South Carolina	509,537	3.4	628,601	3.4
Tennessee	1,924,277	12.8	3,572,294	19.2
Texas	3,101,034	20.6	1,439,182	7.8
Virginia	-	-	257,705	1.4
Wisconsin	58,497	0.4	242,343	1.3
Total	$15,042,590	100.0%	$18,573,709	100.0%

There were 2 mortgage loans with principal balances of $284,185 that were 90 days or more past due and still accruing interest as of December 31, 2023. One of those 2 mortgage loans had a principal balance of $75,899 and was in the process of foreclosure as of December 31, 2023. The Company expects to fully recover the principal balance outstanding plus any accrued interest along with all fees and expenses. There were 2 mortgage loans with principal balances of $118,218 that were 90 days or more past due and still accruing interest as of December 31, 2022. The Company had a mortgage loan allowance of $74,663 and $92,777 as of December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022
Beginning of year: mortgage loan allowance balance	$92,777	$65,575
Current year change in provision of estimated mortgage loan losses	(18,114)	27,202
End of year: mortgage loan allowance balance	$74,663	$92,777

Major categories of net investment income for the years ended December 31, 2023 and 2022 are summarized as follows:

	For the Years Ended December 31,
	2023	2022

Fixed maturity securities	$298,393	$328,818
Other long-term assets	288,017	271,048
Mortgage loans	1,222,925	1,183,591
Short-term and other investments	327,376	132,438
Gross investment income	2,136,711	1,915,895
Investment expenses	(44,900)	(204,880)
Net investment income	$2,091,811	$1,711,015

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022 are summarized as follows:

December 31, 2023	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,591,640	$-	$5,591,640
Total fixed maturity securities	$-	$5,591,640	$-	$5,591,640

December 31, 2022	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$6,667,400	$-	$6,667,400
U.S. Treasury securities	-	1,469,790	-	1,469,790
Total fixed maturity securities	$-	$8,137,190	$-	$8,137,190

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service. The third-party investment service provides quoted prices which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2023 and 2022 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$11,879,163	$11,879,163	$11,879,163	$-	$-
Mortgage loans on real estate	15,042,590	13,095,489	-	-	13,095,489
Policy loans	15,016	15,016	-	-	15,016
Other long-term investments	2,873,022	3,029,449	-	-	3,029,449
Accrued investment income	193,035	193,035	-	-	193,035
Advances and notes receivable	235,682	235,682	-	-	235,682
Total financial assets	$30,238,508	$28,447,834	$11,879,163	$-	$16,568,671

Financial liabilities
Policyholders’ account balances	$28,192,706	$18,105,392	$-	$-	$18,105,392
Policy claims and other benefits	1,014,951	1,014,951	-	-	1,014,951
Total financial liabilities	$29,207,657	$19,120,343	$-	$-	$19,120,343

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$4,417,837	$4,417,837	$4,417,837	$-	$-
Mortgage loans on real estate	18,573,709	17,151,922	-	-	17,151,922
Policy loans	21,496	21,496	-	-	21,496
Other long-term investments	3,763,011	4,011,887	-	-	4,011,887
Accrued investment income	216,677	216,677	-	-	216,677
Advances and notes receivable	66,006	66,006	-	-	66,006
Total financial assets	$27,058,736	$25,885,825	$4,417,837	$-	$21,467,988

Financial liabilities
Policyholders’ account balances	$28,305,422	$17,854,082	$-	$-	$17,854,082
Policy claims and other benefits	650,182	650,182	-	-	650,182
Total financial liabilities	$28,955,604	$18,504,264	$-	$-	$18,504,264

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Mortgage loans on Real Estate

The Company’s mortgage loan portfolio is comprised of residential properties with loan to appraised value ratios at or below 90%. The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the SOFR yield curve adjusted for an appropriate credit spread.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

4. Intangible Assets

The Company capitalized certain costs relating to internally developed software.

Intangible assets as of December 31, 2023 and 2022 is summarized as follows:

	December 31, 2023	December 31, 2022
Software	$341,256	$341,256
Total Intangible assets	341,256	341,256
Less - accumulated amortization	(95,409)	(46,239)
Intangible assets net of accumulated amortization	$245,847	$295,017

5. Property and Equipment

Property and equipment as of December 31, 2023 and 2022 is summarized as follows:

	December 31, 2023	December 31, 2022
Total property and equipment	$91,451	$85,903
Less - accumulated depreciation	(71,942)	(65,174)
Property and equipment net of accumulated depreciation	$19,509	$20,729

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

For financial reporting purposes, net loss before income taxes was $1,389,294 and $1,149,984 for the years ended December 31, 2023 and December 31, 2022. The provision for income taxes consisted of $0 current taxes and $0 deferred taxes as of December 31, 2023 and December 31, 2022.

The reconciliation of federal statutory income tax to the Company’s provision for income taxes as of December 31, 2023 and December 31, 2022:

	Year Ended December 31,	Year Ended December 31,
	2023	2022

Expected provision at statutory federal rate	$(291,752)	$(241,441)
Permanent differences	-	71
Deferred true-ups	(100,370)	(622)
Change in valuation allowance	392,122	241,992
Total provision for income taxes	$-	$-

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

6. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and December 31, 2022 are as follows:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$3,355	$2,744
Reserves	454	526
Other	82	104
Gross deferred tax assets	3,891	3,374
Valuation allowance	(3,143)	(2,791)
Net deferred tax assets	$748	$583

Deferred tax liabilities:
Investments - unrealized	60	102
Deferred acquisition costs	(637)	(437)
Other	(171)	(248)
Net deferred tax liabilities	$(748)	$(583)

Net deferred tax asset (liability)	$-	$-

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $3.1 million has been recorded to recognize only the portion of the DTA that is more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2023, we had total net operating loss carryforwards of $16 million. These net operating loss carryforwards, if unused, will begin to expire in 2031.

2031-2037	$4,172,660
Indefinite lived	11,803,321
Total	$15,975,981

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

7. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $1,730,158 as of December 31, 2023. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8. Stock Incentive Plan

The Company’s life subsidiary, TRLIC had an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan was suspended by the Company in April 2022. The plan awarded shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards are based on production for the previous year ended and issued in the subsequent year. There were 7,000 shares issued in 2023. 12,150 total shares were issued in 2022. The ASIP issued 7,150 of those shares in 2022 based on 2021 production. The Company granted 7,000 and 5,000 total shares in 2023 and 2022, respectively, as part of employment agreements and/or bonuses to employees. In addition, the Company issued stock options to one of its employees at the beginning of 2023. The Company granted a share option of up to 5,000 shares of common stock to this individual. This option award will vest over a 5-year period of continuous service at a rate of 20% per year, and the exercise price is equal to zero.

9. Reinsurance

TRLIC participates in ceded reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. TRLIC reinsures all amounts of risk on any one life in excess of $50,000 for individual life insurance with our reinsurance partners.

Statutory reinsurance ceded amounts for TRLIC for 2023 and 2022 are summarized as follows:

	2023	2022
Premiums ceded	$1,260,388	$601,372
Commissions and expense allowances ceded	915,512	759,252
Benefits ceded	244,598	230,058
Reserve credits ceded	582,168	146,653
In force amount ceded	224,672,000	194,907,000

10. Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2023 are as follows:

2024	$98,810
2025	101,773
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$404,137
Less: interest	(62,271)
Lease liability, at present value	$341,866

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The statutory net loss for TRLIC was $1,443,004 and $1,368,355 for the years ended December 31, 2023 and 2022, respectively. The statutory capital and surplus of TRLIC was $2,970,242 and $2,576,675 as of December 31, 2023 and 2022, respectively. TRLIC is subject to Texas laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the TDI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TRLIC to pay a dividend to TRCC. TRLIC has paid no dividends to TRCC.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2023.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

TEXAS REPUBLIC CAPITAL CORPORATION

Date April 10, 2024	By:	/s/ Timothy R. Miller
Timothy R. Miller
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date April 10, 2024	By:	/s/ Shane S. Mitchell
Shane S. Mitchell
Chief Financial Officer, Secretary, Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Timothy R. Miller	Date	April 10, 2024
Timothy R. Miller
President and Chief Executive Officer

By	/s/ William S. Lay	Date	April 10, 2024
William S. Lay, Director

By	/s/ Steven D. Braley	Date	April 10, 2024
Steven D. Braley, Director

By	/s/ David L. Cleavinger	Date	April 10, 2024
David L. Cleavinger, Director

By	/s/ Kenneth R. Davis	Date	April 10, 2024
Kenneth R. Davis, Director

By	/s/ J. Pete Laney	Date	April 10, 2024
J. Pete Laney, Director

By	/s/ Adrian G. McDonald Jr.	Date	April 10, 2024
Adrian G. McDonald Jr., Director

By	/s/ Alvie J. Mitchell Jr.	Date	April 10, 2024
Alvie J. Mitchell Jr., Director

By	/s/ Gerald J. Kohout	Date	April 10, 2024
Gerald J. Kohout, Director

By	/s/ Gregg E. Zahn	Date	April 10, 2024
Gregg E. Zahn. Director