Form 10-Q
period 2024-03-31
Texas Republic Capital Corp
filed 2024-05-14
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 3, 2024: 15,553,619 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2024

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $5,871,563 and $5,878,911 as of March 31, 2024 and December 31, 2023, respectively)	$5,555,957	$5,591,640
Mortgage loans, net of allowance	14,244,288	15,042,590
Policy loans	14,805	15,016
Other long-term investments	2,218,803	2,873,022
Total investments	22,033,853	23,522,268
Cash and cash equivalents	12,334,693	11,879,163
Accrued investment income	193,190	193,035
Due premium	94,598	21,214
Reinsurance recoverable	1,121,317	871,690
Deferred policy acquisition costs	3,773,915	3,380,445
Deferred sales inducement costs	170,029	214,885
Advances and notes receivable, net of allowance	249,455	235,682
Leased property - right to use	320,045	341,866
Prepaid assets	15,693	42,621
Intangible assets, net of accumulated amortization	233,555	245,847
Furniture and equipment, net	17,687	19,509
Other assets	1,402,901	1,589,174
Total assets	$41,960,931	$42,557,399

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$26,597,275	$28,192,706
Future policy benefits	2,666,319	2,235,144
Policy claims and other benefits	1,216,962	1,014,951
Liability for deposit-type contracts	237,811	225,675
Other policyholder liabilities	72,038	28,137
Total policy liabilities	30,790,405	31,696,613
Lease liability	320,045	341,866
Other liabilities	548,046	523,389
Total liabilities	31,658,496	32,561,868

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 15,600,539 issued as of March 31, 2024 and December 31, 2023, 15,553,619 outstanding as of March 31, 2024 and December 31, 2023, and 412,737 and 359,292 subscribed as of March 31, 2024 and December 31, 2023, respectively	160,133	159,598
Additional paid-in capital	24,917,735	24,519,315
Treasury stock, at cost (46,920 shares as of March 31, 2024 and December 31, 2023)	(47,720)	(47,720)
Accumulated other comprehensive loss	(315,606)	(287,271)
Accumulated deficit	(14,412,107)	(14,348,391)
Total shareholders’ equity	10,302,435	9,995,531
Total liabilities and shareholders’ equity	$41,960,931	$42,557,399

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Premiums and other considerations	$976,358	$721,523
Net investment income	542,134	543,376
Commission income	17,849	13,072
Total revenues	1,536,341	1,277,971
Benefits, claims and expenses
Increase in future policy benefits	217,727	15,486
Death and other benefits	116,668	200,772
Interest credited to policyholders	240,647	570,123
Total benefits and claims	575,042	786,381
Policy acquisition costs deferred	(525,333)	(348,129)
Policy acquisition costs amortized	131,863	84,994
Commissions	681,971	463,661
Salaries and employee benefits	489,530	534,862
Office rent	24,837	24,122
Third-party administration fees	5,403	15,437
Travel, meals and entertainment	8,569	13,831
Professional fees	72,856	193,075
Other general and administrative expenses	135,319	98,077
Total benefits, claims and expenses	1,600,057	1,866,311
Net loss	$(63,716)	$(588,340)

Net loss per common share outstanding	$0.00	$(0.04)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(63,716)	$(588,340)
Other comprehensive gain (loss)
Total net unrealized gains (losses) arising during the period	(28,335)	121,856
Less net realized investment gains	-	-
Net unrealized investment gains (losses)	(28,335)	121,856
Total other comprehensive gain (loss)	(28,335)	121,856
Total comprehensive loss	$(92,051)	$(466,484)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2024 and 2023

(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock $.01 Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity
Balance as of January 1, 2023	$156,005	$21,854,321	$(52,130)	$(483,593)	$(12,959,097)	$8,515,506
Common stock shares subscribed	1,311	969,989	-	-	-	971,300
Other comprehensive gain	-	-	-	121,856	-	121,856
Net loss	-	-	-	-	(588,340)	(588,340)
Balance as of March 31, 2023	$157,316	$22,824,310	$(52,130)	$(361,737)	$(13,547,437)	$9,020,322

Balance as of January 1, 2024	$159,598	$24,519,315	$(47,720)	$(287,271)	$(14,348,391)	$9,995,531
Common stock shares subscribed	535	398,420	-	-	-	398,955
Other comprehensive loss	-	-	-	(28,335)	-	(28,335)
Net loss	-	-	-	-	(63,716)	(63,716)
Balance as of March 31, 2024	$160,133	$24,917,735	$(47,720)	$(315,606)	$(14,412,107)	$10,302,435

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(63,716)	$(588,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(74,667)	(118,521)
Provision for depreciation and amortization	14,114	13,937
Policy acquisition costs deferred	(525,333)	(348,129)
Policy acquisition costs amortized	131,863	84,994
Mortgage loan origination fees deferred	-	(32,139)
Amortization of mortgage loan origination fees	5,385	4,046
Provision for estimated mortgage loan losses	(3,984)	(5,959)
Provision for estimated uncollectible advances and notes receivable	(7,649)	(1,611)
Interest credited to policyholders	240,647	570,123
Change in assets and liabilities:
Accrued investment income	(155)	7,002
Due premium	(73,384)	(61,211)
Reinsurance recoverable	(249,627)	(179,840)
Advances and notes receivable	(6,124)	(4,174)
Prepaid assets	26,928	25,884
Other assets	186,273	(26,929)
Future policy benefits	431,175	(64,409)
Policy claims	202,011	(70,567)
Other policy liabilities	43,901	(14,604)
Other liabilities	24,657	176,293
Net cash provided by (used in) operating activities	302,315	(634,154)

Investing activities
Purchases of furniture and equipment	-	(2,984)
Sales of available for sale securities	5,432	405,469
Purchases of mortgage loans	-	(2,670,872)
Payments on mortgage loans	799,234	3,864,735
Policy loans	211	11,649
Payments on other long-term investments	728,469	451,486
Net cash provided by investing activities	1,533,346	2,059,483

Financing activities
Proceeds from the subscription of common stock	398,955	971,300
Policyholder deposits	171,142	84,208
Policyholder withdrawals	(1,962,364)	(1,016,372)
Deposit-type contracts - deposits	23,892	-
Deposit-type contracts - withdrawals	(11,756)	(11,409)
Net cash provided by (used in) financing activities	(1,380,131)	27,727

Increase in cash and cash equivalents	455,530	1,453,056
Cash and cash equivalents, beginning of period	11,879,163	4,417,837
Cash and cash equivalents, end of period	$12,334,693	$5,870,893

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018, the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019, the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at March 31, 2024.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020, the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at March 31, 2024.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2025, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $3,095,528 and incurred $27,986 of offering costs from the subscription of 412,737 shares through March 31, 2024 from this offering.

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

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2023.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

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

The Company monitors all fixed maturity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The Company evaluates whether a credit loss exists for fixed maturity securities by considering primarily the following factors: (a) changes in the financial condition of the security's underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; and (d) the payment structure of the security. The Company's best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process. Quantitative review includes information received from third-party sources such as financial statements, pricing and rating changes, liquidity and other statistical information. Qualitative factors include judgments related to business strategies, economic impacts on the issuer, overall judgment related to estimates and industry factors as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

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

March 31, 2024

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses. DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $525,333 of DAC deferred and $131,863 of DAC amortized for the three months ended March 31, 2024. There was $348,129 of DAC deferred and $84,994 of DAC amortized for the three months ended March 31, 2023.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $170,029 and $214,885 of SIC deferred at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 there was $0 of SIC deferred and $44,856 of SIC amortized. There was $0 of SIC deferred and $59,254 of SIC amortized during the three months ended March 31, 2023.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $0 and $7,650 as of March 31, 2024 and December 31, 2023, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $320,045 as of March 31, 2024 compared to $341,866 as of December 31, 2023.

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

March 31, 2024

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 15,932,498 and 15,621,501 for the three months ended March 31, 2024 and 2023, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid fees for this service to FTFC of $0 for the quarter ending March 31, 2024 and $93,806 for the year ending December 31, 2023.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of March 31, 2024 there have been five groups covered under this agreement.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of March 31, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2024 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,871,563	$6,510	$322,116	$5,555,957
Total fixed maturity securities	$5,871,563	$6,510	$322,116	$5,555,957

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,878,911	$14,577	$301,848	$5,591,640
Total fixed maturity securities	$5,878,911	$14,577	$301,848	$5,591,640

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2024 and December 31, 2023 are summarized as follows:

		Unrealized	Number of
March 31, 2024 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$202,070	$1,030	1

Greater than 12 months
Corporate bonds	5,051,359	321,086	41
Total fixed maturity securities	$5,253,429	322,116	42

		Unrealized	Number of
December 31, 2023	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$500,000	$7,082	3

Greater than 12 months
Corporate bonds	4,578,111	294,766	38
Total fixed maturity securities	$5,078,111	$301,848	41

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

2. Investments (continued)

As of March 31, 2024, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.2%. As of December 31, 2023, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.4%.

As of March 31, 2024 and December 31, 2023, there were no fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

As of March 31, 2024, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company's historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	March 31, 2024	December 31, 2023
Unrealized depreciation on available-for-sale securities	$(315,606)	$(287,271)
Net unrealized depreciation on available-for-sale securities	$(315,606)	$(287,271)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2024, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$569,467	$564,609
Due after one year through five years	2,902,497	2,829,638
Due after five years through ten years	461,679	438,045
Due after ten years	1,937,920	1,723,665
Total fixed maturity securities	$5,871,563	$5,555,957

For the three months ended March 31, 2024, the Company received $5,432 of proceeds from sales and maturities of investments in available-for-sale securities and did not have any gross gains and gross losses realized, respectively. For the year ended December 31, 2023, the Company received $2,760,920 of proceeds from sales and maturities of investments in available-for-sale securities and had $3,027 of gross gains and $0 of gross losses realized, respectively.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of March 31, 2024, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$806,311	$842,236
Due after one year through five years	1,261,175	1,298,929
Due after five years through ten years	151,317	164,523
Total other long-term investments	$2,218,803	$2,305,688

Other long-term investments by geographic distribution:

	(Unaudited)
	March 31, 2024%		December 31, 2023%
California	$355,872	16.0%	$352,011	12.3%
Florida	183,044	8.3	242,017	8.4
Georgia	171,082	7.7	567,542	19.8
Indiana	55,448	2.5	63,873	2.2
Massachusetts	849,719	38.3	959,906	33.4
New York	273,391	12.3	344,214	12.0
Ohio	97,461	4.4	96,330	3.3
Oregon	70,160	3.2	69,619	2.4
Pennsylvania	162,626	7.3	177,510	6.2
Total	$2,218,803	100.0%	$2,873,022	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of March 31, 2024 and December 31, 2023 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) March 31, 2024	December 31, 2023
80% to 90%	$600,228	$599,672
70% to 80%	3,577,802	4,536,084
60% to 70%	6,027,533	5,397,473
50% to 60%	1,750,418	2,091,073
Less than 50%	2,288,307	2,418,288
Total	$14,244,288	$15,042,590

Mortgage loans by geographic distribution:

State	(Unaudited) March 31, 2024%		December 31, 2023%
Alabama	$1,309,982	9.2%	$1,319,136	8.8%
Arizona	131,473	0.9	129,506	0.9
California	391,891	2.8	389,274	2.6
Colorado	150,621	1.1	149,907	1.0
Florida	1,358,576	9.5	1,543,852	10.2
Georgia	345,252	2.4	352,107	2.3
Illinois	498,380	3.5	508,180	3.4
Indiana	594,157	4.2	594,006	4.0
Kentucky	713,641	5.0	714,820	4.7
Louisiana	379,499	2.7	381,584	2.5
Maryland	-	-	255,577	1.7
Missouri	1,935,349	13.6	1,937,755	12.9
North Carolina	277,232	1.9	277,232	1.8
New Jersey	439,317	3.1	434,206	2.9
Ohio	166,627	1.2	164,491	1.1
Pennsylvania	208,353	1.4	297,612	2.0
South Carolina	323,719	2.3	509,537	3.4
Tennessee	1,866,978	13.1	1,924,277	12.8
Texas	3,098,217	21.7	3,101,034	20.6
Wisconsin	55,024	0.4	58,497	0.4
Total	$14,244,288	100.0%	$15,042,590	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

2. Investments (continued)

There were 2 mortgage loans with a combined principal balance of $284,263 that were 90 days or more past due and still accruing interest as of March 31, 2024. Both of those mortgage loans were in the process of foreclosure as of March 31, 2024. The Company expects to fully recover the principal balance outstanding plus any accrued interest along with all fees and expenses. There were 2 mortgage loans with a combined principal balance of $284,185 that were 90 days or more past due and still accruing interest as of December 31, 2023. The Company had a mortgage loan allowance of $70,679 and $74,663 as of March 31, 2024 and December 31, 2023, respectively.

	(Unaudited) March 31, 2024	December 31, 2023
Beginning of year: mortgage loan allowance balance	$74,663	$92,777
Current year change in provision of estimated mortgage loan losses	(3,984)	(18,114)
End of year: mortgage loan allowance balance	$70,679	$74,663

Major categories of net investment income for the three months ended March 31, 2024 and 2023 are summarized as follows:

	For the Three Months Ended March 31,
	2024	2023

Fixed maturity securities	$62,790	$85,430
Other long-term assets	74,251	105,241
Mortgage loans	283,280	296,008
Short-term and other investments	126,839	64,795
Gross investment income	547,160	551,474
Investment expenses	(5,026)	(8,098)
Net investment income	$542,134	$543,376

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

March 31, 2024

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized as follows:

March 31, 2024 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,555,957	$-	$5,555,957
Total fixed maturity securities	$-	$5,555,957	$-	$5,555,957

December 31, 2023	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,591,640	$-	$5,591,640
Total fixed maturity securities	$-	$5,591,640	$-	$5,591,640

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2024 and December 31, 2023 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2024 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,334,693	$12,334,693	$12,334,693	$-	$-
Mortgage loans on real estate	14,244,288	12,365,133	-	-	12,365,133
Policy loans	14,805	14,805			14,805
Other long-term investments	2,218,803	2,305,688	-	-	2,305,688
Accrued investment income	193,190	193,190	-	-	193,190
Advances and notes receivable	249,455	249,455	-	-	249,455
Total financial assets	$29,255,234	$27,462,964	$12,334,693	$-	$15,128,271

Financial liabilities
Policyholders’ account balances	$26,597,275	$16,078,809	$-	$-	$16,078,809
Policy claims and other benefits	1,216,962	1,216,962	-	-	1,216,962
Total financial liabilities	$27,814,237	$17,295,771	$-	$-	$17,295,771

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$11,879,163	$11,879,163	$11,879,163	$-	$-
Mortgage loans on real estate	15,042,590	13,095,489	-	-	13,095,489
Policy loans	15,016	15,016	-	-	15,016
Other long-term investments	2,873,022	3,029,449	-	-	3,029,449
Accrued investment income	193,035	193,035	-	-	193,035
Advances and notes receivable	235,682	235,682	-	-	235,682
Total financial assets	$30,238,508	$28,447,834	$11,879,163	$-	$16,568,671

Financial liabilities
Policyholders’ account balances	$28,192,706	$18,105,392	$-	$-	$18,105,392
Policy claims and other benefits	1,014,951	1,014,951	-	-	1,014,951
Total financial liabilities	$29,207,657	$19,120,343	$-	$-	$19,120,343

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

March 31, 2024

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended March 31, 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of March 31, 2024, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repealed the 80 percent limitation for taxable years beginning before January 1, 2021.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

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

5. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $1,995,368 as of March 31, 2024. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6. Stock Incentive Plan

The Company’s life insurance subsidiary, TRLIC had an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan was suspended by the Company in April 2022. The plan awarded shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards are based on production for the previous year ended and issued in the subsequent year. There have been no shares issued in 2024. The Company granted 7,000 shares as part of employment agreements and/or bonuses to employees in 2023. The Company issued stock options to one of its employees at the beginning of 2023. The Company granted a share option of up to 5,000 shares of common stock to this individual. This option award will vest over a 5-year period of continuous service at a rate of 20% per year, and the exercise price is equal to zero.

7. Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of March 31, 2024 are as follows:

2024	$74,169
2025	101,773
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$379,496
Less: interest	(59,451)
Lease liability, at present value	$320,045

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

Results of Operations – Three Months Ended March 31, 2024 and 2023

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	March 31, 2024	March 31, 2023
Premiums and other considerations	$976,358	$721,523
Net investment income	542,134	543,376
Commission income	17,849	13,072
Total revenues	$1,536,341	$1,277,971

Total revenues increased by $258,370 for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. This increase was primarily a result of increased new policy sales and growth of the overall business. Commission income also increased slightly compared to the prior year. The Company also accepted annuity considerations during 2024 and 2023. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,600,057 for the three months ended March 31, 2024, a decrease of $266,254 from $1,866,311 for the three months ended March 31, 2023. Significant expense categories are discussed below.

Total Benefits and Claims – Decreases to policyholder liabilities and death and other benefits decreased benefits and claims expense by $211,339 for the three months ended March 31, 2024 compared to the same period in the prior year. Expenses were $575,042 and $786,381 for the three months ended March 31, 2024 and 2023, respectively. The decrease is primarily due to decreases in interest credited to policyholders and benefit payments. Those two decreases are timing related for benefit payments and strategy related for the decrease in interest credited to policyholders as the Company has issued less annuities in the last couple of years. There was an increase to future policy benefits though, which is to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance. As mentioned, death and benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $681,971 and $463,661 for the three months ended March 31, 2024 and 2023, respectively. The increase of $218,310 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $45,332 for the three months ended March 31, 2024 compared to the same period in the prior year. The decrease is primarily related to a reduction in staff. The Company had a few employees leave the company since March 31, 2023. The Company decided to replace those employees with external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the salaries and employee benefits expense.

Other Expenses – Professional fees continue to be one of the larger contributing expenses to the overall total expenses. The professional fees consist of public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section.

Net Loss

The net loss was $63,716, or $0.00 per share, for the three months ended March 31, 2024 compared to a net loss of $588,340 or $(0.04) per share, for the three months ended March 31, 2023. The $524,624 improvement in the net loss was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 15,932,498 and 15,621,501 for the three months ended March 31, 2024 and 2023, respectively.

Financial Position – As of March 31, 2024 and December 31, 2023

Total assets of the Company decreased from $42,557,399 as of December 31, 2023 to $41,960,931 as of March 31, 2024, a decrease of $596,468. Assets that increased or decreased materially in 2024 were invested assets, cash and cash equivalents, reinsurance recoverable, and deferred acquisition costs.

Total investments decreased by $1,488,415, or 6.3%. This decrease was primarily due to maturities and payoffs. As a result, cash and cash equivalents increased. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted increases to net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available.

The Company also recognized an increase in deferred policy acquisition costs and reinsurance recoverable as the Company continues to successfully sell more new business. Other assets that materially increased were federal income taxes recoverable on taxes withheld from cash receipts on other long-term investment payments which is included in the other assets line on the consolidated statements of financial position. The federal income taxes recoverable balance is 100% recoverable via tax refunds from the U.S. Government. Amounts recoverable from reinsurers represent the amounts due from our reinsurance partners. This balance continues to grow with the successful production of more and more business and our policy of using reinsurance partners to limit our exposure on any one individual policyholder.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased by $906,208 at March 31, 2024 compared to December 31, 2023. That decrease is primarily due to a decrease in annuity policies as we focus more on life insurance production.

Total shareholders’ equity of the Company increased from $9,995,531 as of December 31, 2023 to $10,302,435 as of March 31, 2024, an increase of $306,904. The increase is mainly due to the additional capital raised during 2024. That increase was primarily offset by the net loss and change in accumulated other comprehensive loss due to interest rate movements in the market for the three months ended March 31, 2024.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through March 31, 2024, we received $27,843,165 from the sale of 15,966,356 shares and incurred offering costs of $2,765,297. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 43,920 shares held by TRLIC and the 3,000 shares held by TRCC total 46,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $12,334,693 as of March 31, 2024. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $1,995,368 as of March 31, 2024. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. At the beginning of 2023, the Company began another private placement stock offering which has raised $3,095,528 and incurred $27,986 of offering costs through the subscription of 412,737 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

May 14, 2024	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

May 14, 2024	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer