Form 10-Q
period 2024-06-30
Texas Republic Capital Corp
filed 2024-08-14
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 5, 2024: 15,553,619 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2024

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $5,649,194 and $5,878,911 as of June 30, 2024 and December 31, 2023, respectively)	$5,293,891	$5,591,640
Mortgage loans, net of allowance	13,169,800	15,042,590
Policy loans	10,924	15,016
Other long-term investments	2,056,767	2,873,022
Total investments	20,531,382	23,522,268
Cash and cash equivalents	10,991,126	11,879,163
Accrued investment income	167,391	193,035
Due premium	96,684	21,214
Reinsurance recoverable	1,195,502	871,690
Deferred policy acquisition costs	4,088,249	3,380,445
Deferred sales inducement costs	114,434	214,885
Advances and notes receivable, net of allowance	58,381	235,682
Leased property - right to use	298,224	341,866
Prepaid assets	101,871	42,621
Intangible assets, net of accumulated amortization	221,263	245,847
Furniture and equipment, net	15,865	19,509
Other assets	1,381,600	1,589,174
Total assets	$39,261,972	$42,557,399

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$23,600,570	$28,192,706
Future policy benefits	2,734,393	2,235,144
Policy claims and other benefits	1,360,068	1,014,951
Liability for deposit-type contracts	226,208	225,675
Other policyholder liabilities	24,884	28,137
Total policy liabilities	27,946,123	31,696,613
Lease liability	298,224	341,866
Other liabilities	391,999	523,389
Total liabilities	28,636,346	32,561,868

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 15,600,539 issued as of June 30, 2024 and December 31, 2023, 15,553,619 outstanding as of June 30, 2024 and December 31, 2023, and 497,351 and 359,292 subscribed as of June 30, 2024 and December 31, 2023, respectively	160,979	159,598
Additional paid-in capital	25,549,500	24,519,315
Treasury stock, at cost (46,920 shares as of June 30, 2024 and December 31, 2023)	(47,720)	(47,720)
Accumulated other comprehensive loss	(355,303)	(287,271)
Accumulated deficit	(14,681,830)	(14,348,391)
Total shareholders’ equity	10,625,626	9,995,531
Total liabilities and shareholders’ equity	$39,261,972	$42,557,399

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Premiums and other considerations	$1,099,929	$579,127	$2,076,287	$1,300,650
Net investment income	478,899	486,255	1,021,033	1,029,631
Commission income	25,808	20,272	43,657	33,344
Total revenues	1,604,636	1,085,654	3,140,977	2,363,625
Benefits, claims and expenses
Increase in future policy benefits	78,954	34,446	296,681	49,932
Death and other benefits	227,350	75,526	344,018	276,298
Interest credited to policyholders	267,751	273,863	508,398	843,986
Total benefits and claims	574,055	383,835	1,149,097	1,170,216
Policy acquisition costs deferred	(590,505)	(318,763)	(1,115,838)	(666,892)
Policy acquisition costs amortized	276,171	217,207	408,034	302,201
Commissions	717,541	429,485	1,399,512	893,146
Salaries and employee benefits	506,289	498,292	995,819	1,033,154
Office rent	23,217	24,540	48,054	48,662
Third-party administration fees	45,825	13,033	51,228	28,470
Travel, meals, and entertainment	15,597	10,953	24,166	24,784
Professional fees	153,591	101,541	226,447	294,616
Other general and administrative expenses	152,578	91,896	287,897	189,973
Total benefits, claims and expenses	1,874,359	1,452,019	3,474,416	3,318,330

Net loss	$(269,723)	$(366,365)	$(333,439)	$(954,705)

Net loss per common share outstanding	$(0.02)	$(0.02)	$(0.02)	$(0.06)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(269,723)	$(366,365)	$(333,439)	$(954,705)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(39,697)	(64,363)	(68,032)	57,493
Total other comprehensive income (loss)	(39,697)	(64,363)	(68,032)	57,493
Total comprehensive loss	$(309,420)	$(430,728)	$(401,471)	$(897,212)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2023	$156,005	$21,854,321	$(52,130)	$(483,593)	$(12,959,097)	$8,515,506
Common stock shares subscribed	1,959	1,450,854	-	-	-	1,452,813
Other comprehensive gain	-	-	-	57,493	-	57,493
Net loss	-	-	-	-	(954,705)	(954,705)
Balance as of June 30, 2023	$157,964	$23,305,175	$(52,130)	$(426,100)	$(13,913,802)	$9,071,107

Balance as of January 1, 2024	$159,598	$24,519,315	$(47,720)	$(287,271)	$(14,348,391)	$9,995,531
Common stock shares subscribed	1,381	1,030,185	-	-	-	1,031,566
Other comprehensive loss	-	-	-	(68,032)	-	(68,032)
Net loss	-	-	-	-	(333,439)	(333,439)
Balance as of June 30, 2024	$160,979	$25,549,500	$(47,720)	$(355,303)	$(14,681,830)	$10,625,626

Three Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of April 1, 2023	$157,316	$22,824,310	$(52,130)	$(361,737)	$(13,547,437)	$9,020,322
Common stock shares subscribed	648	480,865	-	-	-	481,513
Other comprehensive loss	-	-	-	(64,363)	-	(64,363)
Net loss	-	-	-	-	(366,365)	(366,365)
Balance as of June 30, 2023	$157,964	$23,305,175	$(52,130)	$(426,100)	$(13,913,802)	$9,071,107

Balance as of April 1, 2024	$160,133	$24,917,735	$(47,720)	$(315,606)	$(14,412,107)	$10,302,435
Common stock shares subscribed	846	631,765	-	-	-	632,611
Other comprehensive loss	-	-	-	(39,697)	-	(39,697)
Net loss	-	-	-	-	(269,723)	(269,723)
Balance as of June 30, 2024	$160,979	$25,549,500	$(47,720)	$(355,303)	$(14,681,830)	$10,625,626

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(333,439)	$(954,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(117,938)	(186,587)
Provision for depreciation and amortization	28,228	27,922
Policy acquisition costs deferred	(1,115,838)	(666,892)
Policy acquisition costs amortized	408,034	302,201
Mortgage loan origination fees deferred	-	(93,806)
Amortization of mortgage loan origination fees	9,361	8,001
Provision for estimated mortgage loan losses	(9,364)	(4,904)
Provision for estimated uncollectible advances and notes receivable	(7,649)	(3,372)
Interest credited to policyholders	508,398	843,986
Change in assets and liabilities:
Accrued investment income	25,644	21,125
Due premium	(75,470)	(49,986)
Reinsurance recoverable	(323,812)	(115,943)
Advances and notes receivable	184,950	(14,477)
Prepaid assets	(59,250)	(58,987)
Other assets	207,574	(555,836)
Future policy benefits	499,249	2,188
Policy claims	345,117	232,685
Other policy liabilities	(3,253)	(8,675)
Other liabilities	(131,390)	106,461
Net cash provided by (used in) operating activities	39,152	(1,169,601)

Investing activities
Purchases of furniture and equipment	-	(2,984)
Sales of available for sale securities	225,432	2,055,469
Purchases of mortgage loans	-	(5,293,391)
Payments on mortgage loans	1,889,035	6,278,155
Policy loans	4,092	10,092
Purchase of other long-term investments	-	-
Payments on other long-term investments	922,236	661,452
Net cash provided by investing activities	3,040,795	3,708,793

Financing activities
Proceeds from the subscription of common stock	1,031,566	1,452,813
Policyholder deposits	239,403	171,897
Policyholder withdrawals	(5,239,486)	(1,369,039)
Deposit-type contracts - deposits	24,147	-
Deposit-type contracts - withdrawals	(23,614)	(24,449)
Net cash provided by (used in) financing activities	(3,967,984)	231,222

(Decrease) increase in cash and cash equivalents	(888,037)	2,770,414
Cash and cash equivalents, beginning of period	11,879,163	4,417,837
Cash and cash equivalents, end of period	$10,991,126	$7,188,251

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018, the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019, the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at June 30, 2024.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020, the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at June 30, 2024.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2025, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $3,730,133 and incurred $29,981 of offering costs from the subscription of 497,351 shares through June 30, 2024 from this offering.

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2023.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

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

June 30, 2024

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses. DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $1,115,838 of DAC deferred and $408,034 of DAC amortized for the six months ended June 30, 2024. For the three months ended June 30, 2024, there was $590,505 of DAC deferred and $276,171 of DAC amortized. There was $666,892 of DAC deferred and $302,201 of DAC amortized for the six months ended June 30, 2023. For the three months ended June 30, 2023, there was $318,763 of DAC deferred and $217,207 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $114,434 and $214,885 of SIC deferred at June 30, 2024 and December 31, 2023, respectively. There was $0 of SIC deferred and $100,451 of SIC amortized for the six months ended June 30, 2024. For the three months ended June 30, 2024, there was $0 of SIC deferred and $55,595 of SIC amortized. There was $0 of SIC deferred and $117,348 SIC amortized for the six months ended June 30, 2023. For the three months ended June 30, 2023, there was $0 of SIC deferred and $58,094 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $0 and $7,650 as of June 30, 2024 and December 31, 2023, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $298,224 as of June 30, 2024 compared to $341,866 as of December 31, 2023.

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

June 30, 2024

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 15,968,758 and 15,670,671 for the six months ended June 30, 2024 and 2023, respectively. The weighted average common shares outstanding and subscribed were 16,005,018 and 15,719,841 for the three months ended June 30, 2024 and 2023, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid fees for this service to FTFC of $0 for the six months ending June 30, 2024 and $93,806 for the year ending December 31, 2023.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of June 30, 2024 there have been five groups covered under this agreement.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2024 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,649,194	$4,483	$359,786	$5,293,891
Total fixed maturity securities	$5,649,194	$4,483	$359,786	$5,293,891

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,878,911	$14,577	$301,848	$5,591,640
Total fixed maturity securities	$5,878,911	$14,577	$301,848	$5,591,640

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2024 and December 31, 2023 are summarized as follows:

		Unrealized	Number of
June 30, 2024 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$196,006	$7,060	1

Greater than 12 months
Corporate bonds	4,797,184	352,726	40
Total fixed maturity securities	$4,993,190	359,786	41

		Unrealized	Number of
December 31, 2023	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$500,000	$7,082	3

Greater than 12 months
Corporate bonds	4,578,111	294,766	38
Total fixed maturity securities	$5,078,111	$301,848	41

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments (continued)

As of June 30, 2024, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 93.3%. As of December 31, 2023, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.4%.

As of June 30, 2024 and December 31, 2023, there were no fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

As of June 30, 2024, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company's historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2024	December 31, 2023
Unrealized depreciation on available-for-sale securities	$(355,303)	$(287,271)
Net unrealized depreciation on available-for-sale securities	$(355,303)	$(287,271)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2024, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$449,420	$444,663
Due after one year through five years	2,801,910	2,726,841
Due after five years through ten years	461,191	438,073
Due after ten years	1,936,673	1,684,314
Total fixed maturity securities	$5,649,194	$5,293,891

For the six months ended June 30, 2024, the Company received $225,432 of proceeds from sales and maturities of investments in available-for-sale securities and did not have any gross gains and gross losses realized, respectively. For the year ended December 31, 2023, the Company received $2,760,920 of proceeds from sales and maturities of investments in available-for-sale securities and had $3,027 of gross gains and $0 of gross losses realized, respectively.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of June 30, 2024, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$750,746	$781,104
Due after one year through five years	1,153,391	1,185,147
Due after five years through ten years	152,630	164,398
Total other long-term investments	$2,056,767	$2,130,649

Other long-term investments by geographic distribution:

	(Unaudited)
	June 30, 2024%		December 31, 2023%
California	$359,769	17.5%	$352,011	12.3%
Florida	184,547	9.0	242,017	8.4
Georgia	148,325	7.2	567,542	19.8
Indiana	55,903	2.7	63,873	2.2
Massachusetts	804,991	39.1	959,906	33.4
New York	230,175	11.2	344,214	12.0
Ohio	73,882	3.6	96,330	3.3
Oregon	47,134	2.3	69,619	2.4
Pennsylvania	152,041	7.4	177,510	6.2
Total	$2,056,767	100.0%	$2,873,022	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of June 30, 2024 and December 31, 2023 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) June 30, 2024	December 31, 2023
80% to 90%	$599,820	$599,672
70% to 80%	3,171,978	4,536,084
60% to 70%	5,485,334	5,397,473
50% to 60%	1,800,016	2,091,073
Less than 50%	2,112,652	2,418,288
Total	$13,169,800	$15,042,590

Mortgage loans by geographic distribution:

State	(Unaudited) June 30, 2024%		December 31, 2023%
Alabama	$1,086,537	8.3%	$1,319,136	8.8%
Arizona	131,244	1.0	129,506	0.9
California	391,449	3.0	389,274	2.6
Colorado	114,060	0.9	149,907	1.0
Florida	1,353,513	10.3	1,543,852	10.2
Georgia	344,430	2.6	352,107	2.3
Illinois	270,470	2.1	508,180	3.4
Indiana	626,766	4.7	594,006	4.0
Kentucky	710,159	5.4	714,820	4.7
Louisiana	378,811	2.9	381,584	2.5
Maryland	-	-	255,577	1.7
Missouri	1,662,375	12.6	1,937,755	12.9
North Carolina	277,232	2.1	277,232	1.8
New Jersey	438,395	3.3	434,206	2.9
Ohio	166,331	1.3	164,491	1.1
Pennsylvania	109,450	0.8	297,612	2.0
South Carolina	322,933	2.4	509,537	3.4
Tennessee	1,736,834	13.2	1,924,277	12.8
Texas	2,993,787	22.7	3,101,034	20.6
Wisconsin	55,024	0.4	58,497	0.4
Total	$13,169,800	100.0%	$15,042,590	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments (continued)

There was one mortgage loan with a principal balance of $208,286 that was 90 days or more past due and still accruing interest as of June 30, 2024. This mortgage loan is in the process of foreclosure as of June 30, 2024. The Company expects to fully recover the principal balance outstanding plus any accrued interest along with all fees and expenses. There were two mortgage loans with a combined principal balance of $284,185 that were 90 days or more past due and still accruing interest as of December 31, 2023. The Company had a mortgage loan allowance of $65,299 and $74,663 as of June 30, 2024 and December 31, 2023, respectively.

	(Unaudited) June 30, 2024	December 31, 2023
Beginning of year: mortgage loan allowance balance	$74,663	$92,777
Current year change in provision of estimated mortgage loan losses	(9,364)	(18,114)
End of year: mortgage loan allowance balance	$65,299	$74,663

Major categories of net investment income for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Fixed maturity securities	$60,983	$80,696	$123,773	$166,126
Other long-term assets	31,729	57,265	105,980	162,506
Mortgage loans	267,775	299,432	551,055	595,440
Short-term and other investments	131,034	60,687	257,873	125,482
Gross investment income	491,521	498,080	1,038,681	1,049,554
Investment expenses	(12,622)	(11,825)	(17,648)	(19,923)
Net investment income	$478,899	$486,255	$1,021,033	$1,029,631

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

June 30, 2024

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized as follows:

June 30, 2024 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,293,891	$-	$5,293,891
Total fixed maturity securities	$-	$5,293,891	$-	$5,293,891

December 31, 2023	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,591,640	$-	$5,591,640
Total fixed maturity securities	$-	$5,591,640	$-	$5,591,640

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2024 and December 31, 2023 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2024 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,991,126	$10,991,126	$10,991,126	$-	$-
Mortgage loans on real estate	13,169,800	11,469,141	-	-	11,469,141
Policy loans	10,924	10,924			10,924
Other long-term investments	2,056,767	2,130,649	-	-	2,130,649
Accrued investment income	167,391	167,391	-	-	167,391
Advances and notes receivable	58,381	58,381	-	-	58,381
Total financial assets	$26,454,389	$24,827,612	$10,991,126	$-	$13,836,486

Financial liabilities
Policyholders’ account balances	$23,600,570	$13,942,136	$-	$-	$13,942,136
Policy claims and other benefits	1,360,068	1,360,068	-	-	1,360,068
Total financial liabilities	$24,960,638	$15,302,204	$-	$-	$15,302,204

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$11,879,163	$11,879,163	$11,879,163	$-	$-
Mortgage loans on real estate	15,042,590	13,095,489	-	-	13,095,489
Policy loans	15,016	15,016	-	-	15,016
Other long-term investments	2,873,022	3,029,449	-	-	3,029,449
Accrued investment income	193,035	193,035	-	-	193,035
Advances and notes receivable	235,682	235,682	-	-	235,682
Total financial assets	$30,238,508	$28,447,834	$11,879,163	$-	$16,568,671

Financial liabilities
Policyholders’ account balances	$28,192,706	$18,105,392	$-	$-	$18,105,392
Policy claims and other benefits	1,014,951	1,014,951	-	-	1,014,951
Total financial liabilities	$29,207,657	$19,120,343	$-	$-	$19,120,343

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

June 30, 2024

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended June 30, 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of June 30, 2024, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repealed the 80 percent limitation for taxable years beginning before January 1, 2021.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

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

5. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $664,573 as of June 30, 2024. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of June 30, 2024 are as follows:

2024	$49,528
2025	101,773
2026	104,831
2027	98,724
Total operating lease payments, undiscounted	$354,856
Less: interest	(56,632)
Lease liability, at present value	$298,224

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

Results of Operations – Three and Six Months Ended June 30, 2024 and 2023

Revenues

Revenues are primarily from life insurance premium income and investment income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Premiums and other considerations	$1,099,929	$579,127	$2,076,287	$1,300,650
Net investment income	478,899	486,255	1,021,033	1,029,631
Commission income	25,808	20,272	43,657	33,344
Total revenues	$1,604,636	$1,085,654	$3,140,977	$2,363,625

Total revenues increased by $518,982 and $777,352 for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. These increases were primarily a result of increased new policy sales as we continue to successfully produce new business. Net investment income and commission income both remained similar compared to the prior year. The Company also accepted annuity considerations during 2024 and 2023. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,874,359 and $3,474,416 for the three and six months ended June 30, 2024, increases of $422,340 and $156,086 from $1,452,019 and $3,318,330 for the three and six months ended June 30, 2023, respectively. Significant expense categories are discussed below.

Total Benefits and Claims – Increases to death and other benefits which were offset by decreases to policyholder liabilities led to overall decreased benefits and claims expense by $21,119 for the six months ended June 30, 2024 compared to the same period in the prior year. For the three months ended June 30, 2024 compared to the same period in the prior year, those same benefits and claims expense increased by $190,220. Expenses were $574,055 and $1,149,097 for the three and six months ended June 30, 2024 and $383,835 and $1,170,216 for the three and six months ended June 30, 2023, respectively. For the six months ended, the decrease is primarily due to decreases in interest credited to policyholders. The strategy related for the decrease in interest credited to policyholders is the Company has issued less annuities in the last couple of years. During that time, our focus has been more on issuing new life insurance business and based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance, this has resulted in an increase in future policy benefits. In addition, there was an increase in death and other benefits, which is to be expected based on those factors mentioned above. Death and benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $717,541 and $1,399,512 for the three and six months ended June 30, 2024 compared to $429,485 and $893,146 for the three and six months ended June 30, 2023, respectively. For the three and six months ended, that increase is consistent with the amounts of new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense increased $7,997 and decreased $37,335 for the three and six months ended June 30, 2024 compared to the same periods in the prior year, respectively. For the six months ended, the decrease is primarily related to a reduction in staff. The Company had a few employees leave the company since June 30, 2023. The Company decided to replace those employees with external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the salaries and employee benefits expense.

Other Expenses – Professional fees continue to be one of the larger contributing expenses to the overall total expenses. The professional fees consist of public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section.

Net Loss

The net loss was $333,439, or $(0.02) per share, for the six months ended June 30, 2024 compared to a net loss of $954,705 or $(0.06) per share, for the six months ended June 30, 2023. For the three months ending June 30, the net loss was $269,723 or $(0.02) per share in 2024 and $366,365 or $(0.02) per share in 2023. The improvement of the net loss for the three- and six- months ending June 30, 2024, was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 15,968,758 and 15,670,671 for the six months ended June 30, 2024 and 2023, respectively. The weighted average common shares outstanding and subscribed were 16,005,018 and 15,719,841 for the three months ended June 30, 2024 and 2023, respectively.

Financial Position – As of June 30, 2024 and December 31, 2023

Total assets of the Company decreased from $42,557,399 as of December 31, 2023 to $39,261,972 as of June 30, 2024, a decrease of $3,295,427. Assets that increased or decreased materially in 2024 were invested assets, cash and cash equivalents, reinsurance recoverable, and deferred acquisition costs.

Total investments decreased by $2,990,886, or 12.7%. This decrease was primarily due to maturities and payoffs. Those cash funds were primarily used to pay annuity surrenders on previously issued business along with other cash and cash equivalents which also decreased by $888,037. All non-operating cash is held in interest bearing cash equivalent accounts.

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

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased by $3,750,490 at June 30, 2024 compared to December 31, 2023. That decrease is primarily due to a decrease in annuity policies as we focus more on life insurance production.

Total shareholders’ equity of the Company increased from $9,995,531 as of December 31, 2023 to $10,625,626 as of June 30, 2024, an increase of $630,095. The increase is mainly due to the additional capital raised during 2024. That increase was primarily offset by the net loss and change in accumulated other comprehensive loss due to interest rate movements in the market for the six months ended June 30, 2024.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through June 30, 2024, we received $28,477,770 from the sale of 16,050,970 shares and incurred offering costs of $2,767,291. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 43,920 shares held by TRLIC and the 3,000 shares held by TRCC total 46,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $10,991,126 as of June 30, 2024. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $664,573 as of June 30, 2024. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. At the beginning of 2023, the Company began another private placement stock offering which has raised $3,730,133 and incurred $29,981 of offering costs through the subscription of 497,351 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

August 14, 2024	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

August 14, 2024	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer