Form 10-K
period 2024-12-31
Texas Republic Capital Corp
filed 2025-03-31
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the fiscal year ended December 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common stock $.01 par value as of March 14, 2025: 15,553,619 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2025 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at December 31, 2024.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at December 31, 2024.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2026, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $3,985,440 and incurred $31,754 of offering costs from the subscription of 531,392 shares through December 31, 2024 from this offering.

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

Life Insurance and Annuity Operations

The Company began selling its life insurance and annuity products on April 3, 2017. TRLIC is currently selling two life and four annuity products. The first life product is a modified whole life product with an annuity rider. It is a ten or twenty-year paid-up policy, based on policyholder age, with 50% of the premium deposited into the annuity rider account in years 2-10/20. The second life product is a modified whole life product (“TrueFlex”) developed to be marketed through the workplace as a voluntary benefit by payroll deduction. It is a permanent life product and is portable should the employee leave the employer for any reason. The annuity products are 5-year and 10-year fixed annuities. Based on the product selected there is a 5% or 10% premium bonus immediately credited to the account balance which is vested over five or ten years unless surrendered prior to the end of the vesting period for three of the annuity products. The other annuity product does not have a premium bonus feature.

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

Employees

Our workforce is our most important asset and a key competitive advantage. As of February 28, 2025, the Company had eleven full-time employees and one part-time employee.

Item 2. Properties

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2024 are as follows:

2025	$101,773
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$305,327
Less: interest	(50,746)
Lease liability, at present value	$254,581

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

As of March 14, 2025, there were approximately 1,686 shareholders of the Company’s outstanding common stock.

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

(d)	Securities Authorized for Issuance Under Equity Incentive Plans

The Company’s life subsidiary, TRLIC had an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan was suspended by the Company in April 2022. The plan awarded shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards at year end are based on production for the period of January through December. The Company granted 7,000 total shares in 2023 as part of employment agreements and/or bonuses to employees. In addition, the Company issued stock options to one of its employees at the beginning of 2023. The Company granted a share option of up to 5,000 shares of common stock to this individual. This option award will vest over a 5-year period of continuous service at a rate of 20% per year, and the exercise price is equal to zero.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board. This offering ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC. It was sold by issuer agents registered with the Texas State Securities Board. The Company raised $10,010,485 and incurred offering costs of $1,444,127 from the sale of 2,002,097 shares in this offering.   On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements. On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2026, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $3,985,440 and incurred $31,754 of offering costs from the subscription of 531,392 shares through December 31, 2024 from this offering.

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

Item 6. [Reserved]

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

Results of Operations – Years Ended December 31, 2024 and 2023

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	December 31, 2024	December 31, 2023
Premiums and other considerations	$4,348,428	$2,890,487
Net investment income	1,862,039	2,091,811
Net realized investment gains	-	3,027
Commission income	176,530	105,992
Total revenues	$6,386,997	$5,091,317

Total revenues increased by $1,295,680, or 25%, for the year ended December 31, 2024. This increase was a result of increased new policy sales in the life insurance company and additional commission income earned in the agencies. There were reductions in net investment income and net realized investment gains compared to the prior year which offset the total revenue growth. Net investment income decreased primarily from less total investable assets in the current year compared to the prior year. Net realized investment gains or losses can vary from year to year based on current market conditions at the time of sale. The Company also accepted annuity considerations during 2024 and 2023. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $7,219,143 for the year ended December 31, 2024, an increase of $738,532, or 11%, from $6,480,611 for the year ended December 31, 2023. Significant expense categories are discussed below.

Total Benefits and Claims – Claims and benefit expenses were $2,010,689 and $2,213,000 for the twelve months ended December 31, 2024 and 2023, respectively. The decrease of $202,311 is primarily related to the decrease in interest credited to policyholders which was offset by the increase in future policy benefits and death and other benefits from this year compared to the previous year. The decrease in interest credited to policyholders was expected as we have sold less new annuities in recent years. The other increases are to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance on life insurance policies. Furthermore, death and other benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $2,854,532 and $1,857,622 for the twelve months ended December 31, 2024 and 2023, respectively. The increase of $996,910 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense increased $15,275 for the year ended December 31, 2024. The increase is primarily related to the increased costs associated with new employee hires, wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the overall increases in salaries and employee benefits.

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

Net Loss

The net loss was $832,146, or $(0.05) per share, for the year ended December 31, 2024 compared to a net loss of $1,389,294, or $(0.09) per share, for the year ended December 31, 2023. The $557,148, or 40%, improvement in the net loss was primarily attributable to the increases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 16,020,894 and 15,757,631 for the years ending December 31, 2024 and 2023, respectively.

Financial Position – As of December 31, 2024 and 2023

Total assets of the Company decreased from $42,557,399 as of December 31, 2023 to $33,811,480 as of December 31, 2024, a decrease of $8,745,919 or 21% and was primarily attributable to annuity surrenders which reduced both assets and liabilities. Assets that increased or decreased materially in 2024 were fixed maturity securities, mortgage loans, other long-term investments, cash and cash equivalents, reinsurance recoverable, and deferred acquisition costs.

Total investments decreased by $4,619,552, or 20%. This decrease was primarily due to maturities and payoffs. Cash and cash equivalents also decreased in order to pay off the annuity surrenders mentioned above. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted increases to net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available. As a result, net investment income remained relatively stable for the year ended December 31, 2024 compared to the year ended December 31, 2023 considering the overall decrease of investable assets.

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

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased $9,143,809 at December 31, 2024 compared to December 31, 2023. The decrease is primarily related to annuity surrenders.

Total shareholder equity of the Company increased from $9,995,531 as of December 31, 2023 to $10,437,692 as of December 31, 2024, an increase of $442,161. The increase is mainly due to the additional capital raised during 2024. That increase was primarily offset by the net loss for the year ended December 31, 2024. There was also a slight decrease in net unrealized losses in the investment portfolio at December 31, 2024 compared to December 31, 2023 because of interest rate movements in the market.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through December 31, 2024, we received $28,733,077 from the sale of 16,085,011 shares and incurred offering costs of $2,769,064. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 43,920 shares held by TRLIC and the 3,000 shares held by TRCC total 46,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $6,649,797 as of December 31, 2024. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $914,056 as of December 31, 2024. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

These factors include among others:

●	general economic conditions and financial factors, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets;
●	differences between actual experience regarding mortality, morbidity, persistency, surrenders, investment returns, and our pricing assumptions establishing liabilities and reserves or for other purposes;
●	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;
●	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
●	investment losses and defaults;
●	competition in our product lines;
●	attraction and retention of qualified employees and agents;
●	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
●	the availability, affordability and adequacy of reinsurance protection;
●	the effects of emerging claim and coverage issues;
●	the cyclical nature of the insurance business;
●	interest rate fluctuations;
●	changes in our experiences related to deferred policy acquisition costs;
●	the ability and willingness of counterparties to our reinsurance arrangements to pay balances due to us;
●	rating agencies’ actions;
●	domestic or international military actions;
●	the effects of extensive government regulation of the insurance industry;
●	changes in tax and securities law;
●	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
●	regulatory or legislative changes or developments;
●	the effects of unanticipated events on our disaster recovery and business continuity planning;
●	failures or limitations of our computer, data security and administration systems;
●	risks of employee error or misconduct;
●	the assimilation of life insurance businesses we acquire and the sound management of these businesses; and
●	the availability of capital to expand our business.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Texas Republic Capital Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Texas Republic Capital Corporation and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Amortization of Deferred Policy Acquisition Costs – Refer to Note 1

Critical Audit Matter Description

The Company’s products include traditional life insurance contracts and annuities in which certain acquisition costs are capitalized and the expenses are deferred into future periods. Management amortizes the capitalized costs of traditional life insurance products over the premium paying period of the products based on assumptions developed and consistent with assumptions used in determining the products future policy benefit liabilities. Annuity products are amortized based on actual and expected future gross profits. The unamortized deferred policy acquisition cost asset was $ 4.5 million as of December 31, 2024.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the amortization of the unamortized deferred policy acquisition cost asset and consideration of the recoverability of the asset included, among others, the following:

●	We gained an understanding of the processes utilized and controls implemented in amortizing the deferred policy acquisition costs.
●	We obtained and reviewed the actuarial recoverability study.
●	We tested data utilized by management for completeness and accuracy.
●	We performed various analytical procedures pertaining to the asset and the related amortization.
●	We engaged an independent actuarial specialist to assist with the review and evaluation of the assumptions and methodologies used by management to amortize the costs and for the study of recoverability.

Future Policy Benefit Reserves – Refer to Note 1

Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities. Such liabilities are established based on actuarial assumptions at the time policies are issued. Management applies considerable judgment in developing the actuarial assumptions based on expectations of future economic conditions and policyholder behavior. These assumptions are developed at the time the contracts are issued. If actual experience is adverse in nature when compared to the original assumptions in developing the future policy benefits liability, management may be required to establish premium deficiency reserves. The Company’s future policy benefits liability was $ 3.0 million as of December 31, 2024.

The audit of future policy benefits requires a high degree of auditor judgment when considering the complex actuarial assumptions and models utilized by management.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the liability for future policy benefits included the following procedures, among others:

●	We gained an understanding of the processes utilized and controls implemented in determining the valuation of future policy benefits.
●	We tested the completeness and accuracy of the data and the underlying data used by management in developing the valuation.
●	We performed various analytical procedures.
●	We engaged an independent actuarial specialist to evaluate the actuarial assumptions and methodologies for reasonableness, to develop an independent estimate of future policy benefits on a sample basis and to evaluate management’s development of experience studies.

We have served as the Company’s auditor since 2012.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

March 27, 2025

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2024	December 31, 2023
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $5,488,966 and $5,878,911 as of December 31, 2024 and 2023, respectively)	$5,190,902	$5,591,640
Mortgage loans, net of allowance	12,036,730	15,042,590
Policy loans	7,327	15,016
Other long-term investments	1,667,757	2,873,022
Total investments	18,902,716	23,522,268
Cash and cash equivalents	6,649,797	11,879,163
Accrued investment income	148,157	193,035
Due premium	81,955	21,214
Reinsurance recoverable	1,336,260	871,690
Deferred policy acquisition costs	4,514,562	3,380,445
Deferred sales inducement costs	53,773	214,885
Advances and notes receivable, net of allowance	25,174	235,682
Leased property – right to use	254,581	341,866
Prepaid assets	46,357	42,621
Intangible assets, net of accumulated amortization	196,678	245,847
Furniture and equipment, net	16,290	19,509
Other assets	1,585,180	1,589,174
Total assets	$33,811,480	$42,557,399

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$18,320,927	$28,192,706
Future policy benefits	3,047,347	2,235,144
Policy claims and other benefits	932,284	1,014,951
Liability for deposit-type contracts	195,039	225,675
Other policyholder liabilities	57,207	28,137
Total policy liabilities	22,552,804	31,696,613
Lease liability	254,581	341,866
Other liabilities	566,403	523,389
Total liabilities	23,373,788	32,561,868

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized,15,600,539 issued as of December 31, 2024 and 2023, 15,553,619 outstanding as of December 31, 2024 and 2023, and 531,392 and 359,292 subscribed as of December 31, 2024 and December 31, 2023, respectively	161,319	159,598
Additional paid-in capital	25,802,694	24,519,315
Treasury stock, at cost (46,920 shares as of December 31, 2024 and 2023)	(47,720)	(47,720)
Accumulated other comprehensive loss	(298,064)	(287,271)
Accumulated deficit	(15,180,537)	(14,348,391)
Total shareholders’ equity	10,437,692	9,995,531
Total liabilities and shareholders’ equity	$33,811,480	$42,557,399

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023
Revenues
Premiums and other considerations	$4,348,428	$2,890,487
Net investment income	1,862,039	2,091,811
Net realized gains on investments	-	3,027
Commission income	176,530	105,992
Total revenues	6,386,997	5,091,317
Benefits, claims and expenses
Increase in future policy benefits	418,260	261,368
Death and other benefits	673,874	535,354
Interest credited to policyholders	918,555	1,416,278
Total benefits and claims	2,010,689	2,213,000
Policy acquisition costs deferred	(2,332,262)	(1,459,756)
Policy acquisition costs amortized	1,198,145	533,160
Commissions	2,854,532	1,857,622
Salaries and employee benefits	2,113,705	2,098,430
Office rent	97,672	97,531
Third-party administration fees	149,819	144,266
Travel, meals, and entertainment	66,732	41,697
Professional fees	494,478	525,956
Other general and administrative expenses	565,633	428,705
Total benefits, claims and expenses	7,219,143	6,480,611
Net loss	$(832,146)	$(1,389,294)

Net loss per common share outstanding and subscribed	$(0.05)	$(0.09)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2024	2023

Net loss	$(832,146)	$(1,389,294)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(10,793)	199,349
Less net realized investment gains	-	3,027
Net unrealized investment gains (losses)	(10,793)	196,322
Total other comprehensive income (loss)	(10,793)	196,322
Total comprehensive loss	$(842,939)	$(1,192,972)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2024 and 2023

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated |Deficit	Total Shareholders’ Equity
Balance as of January 1, 2023	$156,005	$21,854,321	$(52,130)	$(483,593)	$(12,959,097)	$8,515,506
Common stock shares subscribed, net of issuance costs	3,593	2,664,994	-	-	-	2,668,587
Treasury shares issued	-	-	4,410	-	-	4,410
Other comprehensive gain	-	-	-	196,322	-	196,322
Net loss	-	-	-	-	(1,389,294)	(1,389,294)
Balance as of December 31, 2023	$159,598	$24,519,315	$(47,720)	$(287,271)	$(14,348,391)	$9,995,531

Common stock shares subscribed, net of issuance costs	1,721	1,283,379	-	-	-	1,285,100
Other comprehensive loss	-	-	-	(10,793)	-	(10,793)
Net loss	-	-	-	-	(832,146)	(832,146)
Balance as of December 31, 2024	$161,319	$25,802,694	$(47,720)	$(298,064)	$(15,180,537)	$10,437,692

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Operating activities
Net loss	$(832,146)	$(1,389,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(191,474)	(311,661)
Net realized capital gains	-	(3,027)
Provision for depreciation and amortization	56,174	55,938
Policy acquisition costs deferred	(2,332,262)	(1,459,756)
Policy acquisition costs amortized	1,198,145	533,160
Mortgage loan origination fees deferred	-	(93,806)
Amortization of mortgage loan origination fees	20,601	20,296
Provision for estimated mortgage loan losses	(15,001)	(18,114)
Provision for estimated uncollectible advances and notes receivable	(7,649)	(8,222)
Interest credited to policyholders	918,555	1,416,278
Non-cash salary expense	-	4,410
Change in assets and liabilities:
Accrued investment income	44,878	23,642
Due premium	(60,741)	(17,111)
Reinsurance recoverable	(464,570)	(500,865)
Advances and notes receivable	218,157	(161,454)
Prepaid assets	(3,736)	(1,740)
Other assets	3,994	(589,890)
Future policy benefits	812,203	403,052
Policy claims	(82,667)	364,769
Other policy liabilities	29,070	(20,671)
Other liabilities	43,014	311,267
Net cash used in operating activities	(645,455)	(1,442,799)

Investing activities
Purchases of furniture and equipment	(3,786)	(5,548)
Sales of available for sale securities	380,845	2,760,920
Purchases of mortgage loans	-	(5,293,391)
Payments on mortgage loans	3,021,268	8,923,756
Policy loans	7,689	6,480
Payments on other long-term investments	1,384,831	1,178,006
Net cash provided by investing activities	4,790,847	7,570,223

Financing activities
Proceeds from the subscription and issuance of common stock	1,285,100	2,668,587
Policyholder deposits	3,534,640	302,777
Policyholder withdrawals	(14,163,862)	(1,601,282)
Deposit-type contracts - deposits	24,546	659
Deposit-type contracts - withdrawals	(55,182)	(36,839)
Net cash provided by (used in) financing activities	(9,374,758)	1,333,902

Increase (decrease) in cash and cash equivalents	(5,229,366)	7,461,326
Cash and cash equivalents, beginning of period	11,879,163	4,417,837
Cash and cash equivalents, end of period	$6,649,797	$11,879,163

Supplemental disclosure of non-cash financing activities
Treasury stock issued as compensation	$-	$4,410
Subscriptions receivable for common stock	-	52,035

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018, the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019, the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at December 31, 2024.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020, the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at December 31, 2024.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2026, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $3,985,440 and incurred $31,754 of offering costs from the subscription of 531,392 shares through December 31, 2024 from this offering.

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

December 31, 2024 and 2023

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

The Company’s mortgage loan portfolio is carried at unpaid balances, net of unamortized premium or discounts. This measurement of mortgage loans on an amortized cost basis is reduced by an allowance for credit losses representing a valuation allowance that is deducted from the amortized costs basis of mortgage loans to present the net carrying value at the amount expected to be collected. Interest income and the amortization of premiums or discounts are included in net investment income.

The statement of operations reflects the measurement of credit losses for newly recognized mortgage loans as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported mortgage loan balances. The Company uses judgment in determining the relevant information and estimation methods that are appropriate in establishing the valuation allowance for credit losses. The allowance for credit losses for mortgage loans with a more-than-insignificant amount of credit determination since origination is determined and the initial allowance for credit losses should be added to the purchase price of mortgage loans rather than being reported as a credit loss expenses.

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

December 31, 2024 and 2023

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

DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $2,332,262 and $1,459,756 of DAC deferred for the twelve months ended December 31, 2024 and 2023, respectively. There was $1,198,145 and $533,160 of DAC amortized for the twelve months ended December 31, 2024 and 2023, respectively.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $53,773 and $214,885 of SIC deferred at December 31, 2024 and 2023, respectively. For the twelve months ended December 31, 2024 there was $0 of SIC deferred and $161,112 of SIC amortized. There was $0 of SIC deferred and $230,488 of SIC amortized during the twelve months ended December 31, 2023.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had an allowance for possible uncollectable agent balances of $0 and $7,650 as of December 31, 2024 and 2023, respectively.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $254,581 and $341,866 as of December 31, 2024 and 2023, respectively.

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

December 31, 2024 and 2023

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 16,020,894 and 15,757,631 for the years ending December 31, 2024 and 2023, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid fees for this service to FTFC of $0 and $93,806 under the agreement for the years ending December 31, 2024 and 2023, respectively.

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of December 31, 2024 there have been five groups covered under this agreement.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

1. Organization and Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, mortgage loans, lottery prize receivables, trade receivables, and reinsurance recoverables. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. This methodology is referred to as the current expected credit loss model. The Company adopted this ASU for the annual period ended December 31, 2023. The adoption of this guidance did not have a material impact on the Company’s financial condition and results of operations.

In March 2022, the FASB issued amendments (Accounting Standards Update 2022-2) for the accounting of troubled debt restructuring and disclosures. The amendments introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulties. The amendments promulgate that an entity must apply specific loan refinancing and restructuring guidance to determine whether a modification results in a new loan or the continuation of an existing loan. The amendments also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company adopted this ASU for the annual period ended December 31, 2023. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures of significant segment expenses and other segment items, provide for the disclosure of additional measures of a segment's profit or loss used by the chief operating decision maker, require that all annual disclosures about a reportable segment's profit or loss and assets be included in interim periods, and provide new segment reporting requirements for entities with a single reportable segment. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all periods presented. Refer to our segment disclosure in "Note 11. Segment information" for more information.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of December 31, 2024 and 2023 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,488,966	$4,299	$302,363	$5,190,902
Total fixed maturity securities	$5,488,966	$4,299	$302,363	$5,190,902

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,878,911	$14,577	$301,848	$5,591,640
Total fixed maturity securities	$5,878,911	$14,577	$301,848	$5,591,640

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2024 and 2023 are summarized as follows:

		Unrealized	Number of
December 31, 2024	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,151,503	$34,531	8

Greater than 12 months
Corporate bonds	3,934,517	267,832	33
Total fixed maturity securities	$5,086,020	$302,363	41

		Unrealized	Number of
December 31, 2023	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$500,000	$7,082	3

Greater than 12 months
Corporate bonds	4,578,111	294,766	38
Total fixed maturity securities	$5,078,111	$301,848	41

As of December 31, 2024, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.4%. As of December 31, 2023, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.4%.

As of December 31, 2024 and 2023, there was one and no fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

As of December 31, 2024 and 2023, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company's historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive loss for investments classified as available-for-sale are summarized as follows:

	December 31, 2024	December 31, 2023
Unrealized appreciation (depreciation) on available-for-sale securities	$(298,064)	$(287,271)
Net unrealized appreciation (depreciation) on available-for-sale securities	$(298,064)	$(287,271)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2024, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$600,644	$598,913
Due after one year through five years	2,701,856	2,652,702
Due after five years through ten years	355,290	322,799
Due after ten years	1,831,176	1,616,488
Total fixed maturity securities	$5,488,966	$5,190,902

For the year ended December 31, 2024, the Company received $380,845 of proceeds from sales and maturities of investments in available-for-sale securities and did not have any gross gains and gross losses realized, respectively. For the year ended December 31, 2023, the Company received $2,760,920 of proceeds from sales and maturities of investments in available-for-sale securities and had $3,027 of gross gains and $0 of gross losses realized, respectively.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

2. Investments (continued)

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of December 31, 2024, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$601,148	$621,156
Due after one year through five years	991,634	1,010,790
Due after five years through ten years	74,975	81,865
Total other long-term investments	$1,667,757	$1,713,811

Other long-term investments by geographic distribution:

	December 31, 2024%		December 31, 2023%
California	$222,946	13.4%	$352,011	12.3%
Florida	172,147	10.3	242,017	8.4
Georgia	80,877	4.9	567,542	19.8
Indiana	36,582	2.2	63,873	2.2
Massachusetts	739,269	44.3	959,906	33.4
New York	171,806	10.3	344,214	12.0
Ohio	69,288	4.1	96,330	3.3
Oregon	47,863	2.9	69,619	2.4
Pennsylvania	126,979	7.6	177,510	6.2
Total	$1,667,757	100.0%	$2,873,022	100.0%

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of December 31, 2024 and 2023 are summarized as follows:

Loan-to-value ratio	December 31, 2024	December 31, 2023
80% to 90%	$415,469	$599,672
70% to 80%	3,067,864	4,536,084
60% to 70%	4,781,520	5,397,473
50% to 60%	1,803,956	2,091,073
Less than 50%	1,967,921	2,418,288
Total	$12,036,730	$15,042,590

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

2. Investments (continued)

Mortgage loans by geographic distribution:

State	December 31, 2024%		December 31, 2023%
Alabama	$1,085,886	9.0%	$1,319,136	8.8%
Arizona	130,769	1.1	129,506	0.9
California	337,378	2.8	389,274	2.6
Colorado	-	-	149,907	1.0
Florida	1,343,833	11.2	1,543,852	10.2
Georgia	246,738	2.0	352,107	2.3
Illinois	266,637	2.2	508,180	3.4
Indiana	621,855	5.2	594,006	4.0
Kentucky	702,819	5.8	714,820	4.7
Louisiana	376,698	3.1	381,584	2.5
Maryland	-	-	255,577	1.7
Missouri	1,535,057	12.8	1,937,755	12.9
North Carolina	-	-	277,232	1.8
New Jersey	193,268	1.6	434,206	2.9
Ohio	165,719	1.4	164,491	1.1
Pennsylvania	109,450	0.9	297,612	2.0
South Carolina	321,322	2.7	509,537	3.4
Tennessee	1,607,106	13.3	1,924,277	12.8
Texas	2,937,172	24.4	3,101,034	20.6
Wisconsin	55,023	0.4	58,497	0.4
Total	$12,036,730	100.0%	$15,042,590	100.0%

There was one mortgage loan with a principal balance of $305,848 that was 90 days or more past due and still accruing interest as of December 31, 2024. There were two mortgage loans with principal balances of $284,185 that were 90 days or more past due and still accruing interest as of December 31, 2023. The Company had a mortgage loan allowance of $59,662 and $74,663 as of December 31, 2024 and 2023, respectively.

	December 31, 2024	December 31, 2023
Beginning of year: mortgage loan allowance balance	$74,663	$92,777
Current year change in provision of estimated mortgage loan losses	(15,001)	(18,114)
End of year: mortgage loan allowance balance	$59,662	$74,663

Major categories of net investment income for the years ended December 31, 2024 and 2023 are summarized as follows:

	For the Years Ended December 31,
	2024	2023

Fixed maturity securities	$243,366	$298,393
Other long-term assets	179,565	288,017
Mortgage loans	1,045,182	1,222,925
Short-term and other investments	442,701	327,376
Gross investment income	1,910,814	2,136,711
Investment expenses	(48,775)	(44,900)
Net investment income	$1,862,039	$2,091,811

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023 are summarized as follows:

December 31, 2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,190,902	$-	$5,190,902
Total fixed maturity securities	$-	$5,190,902	$-	$5,190,902

December 31, 2023	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,591,640	$-	$5,591,640
Total fixed maturity securities	$-	$5,591,640	$-	$5,591,640

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service. The third-party investment service provides quoted prices which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2024 and 2023 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,649,797	$6,649,797	$6,649,797	$-	$-
Mortgage loans on real estate	12,036,730	10,830,565	-	-	10,830,565
Policy loans	7,327	7,327	-	-	7,327
Other long-term investments	1,667,757	1,713,811	-	-	1,713,811
Accrued investment income	148,157	148,157	-	-	148,157
Advances and notes receivable	25,174	25,174	-	-	25,174
Total financial assets	$20,534,942	$19,374,831	$6,649,797	$-	$12,725,034

Financial liabilities
Policyholders’ account balances	$18,320,927	$9,458,270	$-	$-	$9,458,270
Policy claims and other benefits	932,284	932,284	-	-	932,284
Total financial liabilities	$19,253,211	$10,390,554	$-	$-	$10,390,554

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$11,879,163	$11,879,163	$11,879,163	$-	$-
Mortgage loans on real estate	15,042,590	13,095,489	-	-	13,095,489
Policy loans	15,016	15,016	-	-	15,016
Other long-term investments	2,873,022	3,029,449	-	-	3,029,449
Accrued investment income	193,035	193,035	-	-	193,035
Advances and notes receivable	235,682	235,682	-	-	235,682
Total financial assets	$30,238,508	$28,447,834	$11,879,163	$-	$16,568,671

Financial liabilities
Policyholders’ account balances	$28,192,706	$18,105,392	$-	$-	$18,105,392
Policy claims and other benefits	1,014,951	1,014,951	-	-	1,014,951
Total financial liabilities	$29,207,657	$19,120,343	$-	$-	$19,120,343

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

4. Intangible Assets

The Company capitalized certain costs relating to internally developed software.

Intangible assets as of December 31, 2024 and 2023 is summarized as follows:

	December 31, 2024	December 31, 2023
Software	$341,256	$341,256
Total Intangible assets	341,256	341,256
Less - accumulated amortization	(144,578)	(95,409)
Intangible assets net of accumulated amortization	$196,678	$245,847

5. Property and Equipment

Property and equipment as of December 31, 2024 and 2023 is summarized as follows:

	December 31, 2024	December 31, 2023
Total property and equipment	$95,237	$91,451
Less - accumulated depreciation	(78,947)	(71,942)
Property and equipment net of accumulated depreciation	$16,290	$19,509

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

For financial reporting purposes, net loss before income taxes was $832,146 and $1,389,294 for the years ended December 31, 2024 and December 31, 2023. The provision for income taxes consisted of $0 current taxes and $0 deferred taxes as of December 31, 2024 and December 31, 2023.

The reconciliation of federal statutory income tax to the Company’s provision for income taxes as of December 31, 2024 and December 31, 2023:

	Year Ended December 31,	Year Ended December 31,
	2024	2023

Expected provision at statutory federal rate	$(174,751)	$(291,752)
Permanent differences	1,205	-
Deferred true-ups	48,058	(100,370)
Change in valuation allowance	125,488	392,122
Total provision for income taxes	$-	$-

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

6. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023 are as follows:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$3,742	$3,355
Reserves	451	454
Investments - unrealized	63	60
Other	62	82
Gross deferred tax assets	4,318	3,951
Valuation allowance	(3,329)	(3,143)
Net deferred tax assets	$989	$808

Deferred tax liabilities:
Deferred acquisition costs	(784)	(637)
Other	(205)	(171)
Net deferred tax liabilities	$(989)	$(808)

Net deferred tax asset (liability)	$-	$-

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $3.3 million has been recorded to recognize only the portion of the DTA that is more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2024, we had total net operating loss carryforwards of $17.8 million. These net operating loss carryforwards, if unused, will begin to expire in 2031.

2031-2037	$4,172,660
Indefinite lived	13,646,028
Total	$17,818,688

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

7. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $914,056 as of December 31, 2024. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Statutory reinsurance ceded amounts for TRLIC for 2024 and 2023 are summarized as follows:

	2024	2023
Premiums ceded	$1,687,024	$1,260,388
Commissions and expense allowances ceded	1,375,187	915,512
Benefits ceded	633,672	244,598
Reserve credits ceded	684,893	582,168
In force amount ceded	205,528,000	224,672,000

10. Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2024 are as follows:

2025	$101,773
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$305,327
Less: interest	(50,746)
Lease liability, at present value	$254,581

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

11. Segment Information

The Company is organized into a single reportable segment: insurance distribution. The Company derives its revenue entirely from within the United States and manages business activities on a consolidated basis. The Company’s chief operating decision maker is its Chief Executive Officer.

The accounting policies of the insurance distribution segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker uses net income or loss, as reported on the Consolidated Statements of Operations, to assess performance and allocate resources for the insurance distribution segment. The significant segment expense categories regularly provided to the chief operating decision maker are the same as those included on the Consolidated Statements of Operations. The measure of segment assets is total assets as reported on the Consolidated Balance Sheets.

The chief operating decision maker uses net income or loss to assess performance by examining period-over-period trends and monitoring budget versus actual results.

12. Shareholders’ Equity and Statutory Accounting Practices

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

The statutory net loss for TRLIC was $181,388 and $1,443,004 for the years ended December 31, 2024 and 2023, respectively. The statutory capital and surplus of TRLIC was $2,862,585 and $2,970,242 as of December 31, 2024 and 2023, respectively. TRLIC is subject to Texas laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the TDI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TRLIC to pay a dividend to TRCC. TRLIC has paid no dividends to TRCC.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2024.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 31, 2025	By:	/s/ Timothy R. Miller
Timothy R. Miller
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date March 31, 2025	By:	/s/ Shane S. Mitchell
Shane S. Mitchell
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Timothy R. Miller	Date	March 31, 2025
Timothy R. Miller
President and Chief Executive Officer

By	/s/ William S. Lay	Date	March 31, 2025
William S. Lay, Director

By	/s/ Steven D. Braley	Date	March 31, 2025
Steven D. Braley, Director

By	/s/ David L. Cleavinger	Date	March 31, 2025
David L. Cleavinger, Director

By	/s/ Kenneth R. Davis	Date	March 31, 2025
Kenneth R. Davis, Director

By	/s/ J. Pete Laney	Date	March 31, 2025
J. Pete Laney, Director

By	/s/ Adrian G. McDonald Jr.	Date	March 31, 2025
Adrian G. McDonald Jr., Director

By	/s/ Alvie J. Mitchell Jr.	Date	March 31, 2025
Alvie J. Mitchell Jr., Director

By	/s/ Gerald J. Kohout	Date	March 31, 2025
Gerald J. Kohout, Director

By	/s/ Gregg E. Zahn	Date	March 31, 2025
Gregg E. Zahn. Director