Form 10-Q
period 2025-03-31
Texas Republic Capital Corp
filed 2025-05-15
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of April 30, 2025: 15,553,619 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2025

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $4,971,458 and $5,488,966 as of March 31, 2025 and December 31, 2024, respectively)	$4,736,920	$5,190,902
Mortgage loans, net of allowance	11,322,850	12,036,730
Policy loans	8,649	7,327
Other long-term investments	1,494,540	1,667,757
Total investments	17,562,959	18,902,716
Cash and cash equivalents	5,360,030	6,649,797
Accrued investment income	155,385	148,157
Due premium	101,218	81,955
Reinsurance recoverable	1,283,420	1,336,260
Deferred policy acquisition costs	4,660,565	4,514,562
Deferred sales inducement costs	37,451	53,773
Advances and notes receivable, net of allowance	28,679	25,174
Leased property - right to use	232,760	254,581
Prepaid assets	17,076	46,357
Intangible assets, net of accumulated amortization	184,385	196,678
Furniture and equipment, net	14,624	16,290
Other assets	1,566,031	1,585,180
Total assets	$31,204,583	$33,811,480

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$15,465,563	$18,320,927
Future policy benefits	3,380,553	3,047,347
Policy claims and other benefits	806,836	932,284
Liability for deposit-type contracts	182,483	195,039
Other policyholder liabilities	83,457	57,207
Total policy liabilities	19,918,892	22,552,804
Lease liability	232,760	254,581
Other liabilities	602,755	566,403
Total liabilities	20,754,407	23,373,788

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 15,600,539 issued as of March 31, 2025 and December 31, 2024, 15,553,619 outstanding as of March 31, 2025 and December 31, 2024, and 547,222 and 531,392 subscribed as of March 31, 2025 and December 31, 2024, respectively	161,478	161,319
Additional paid-in capital	25,921,260	25,802,694
Treasury stock, at cost (46,920 shares as of March 31, 2025 and December 31, 2024)	(47,720)	(47,720)
Accumulated other comprehensive loss	(234,538)	(298,064)
Accumulated deficit	(15,350,304)	(15,180,537)
Total shareholders’ equity	10,450,176	10,437,692
Total liabilities and shareholders’ equity	$31,204,583	$33,811,480

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Premiums and other considerations	$1,380,138	$976,358
Net investment income	366,170	542,134
Net realized losses on investments	(2,329)	-
Commission income	(18,885)	17,849
Total revenues	1,725,094	1,536,341
Benefits, claims and expenses
Increase in future policy benefits	96,655	217,727
Death and other benefits	137,733	116,668
Interest credited to policyholders	175,509	240,647
Total benefits and claims	409,897	575,042
Policy acquisition costs deferred	(421,995)	(525,333)
Policy acquisition costs amortized	275,992	131,863
Commissions	663,505	681,971
Salaries and employee benefits	511,771	489,530
Office rent	25,221	24,837
Third-party administration fees	120,582	5,403
Travel, meals and entertainment	16,184	8,569
Professional fees	132,504	72,856
Other general and administrative expenses	161,200	135,319
Total benefits, claims and expenses	1,894,861	1,600,057
Net loss	$(169,767)	$(63,716)

Net loss per common share outstanding	$(0.01)	$0.00

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(169,767)	$(63,716)
Other comprehensive gain (loss)
Total net unrealized gains (losses) arising during the period	61,197	(28,335)
Plus net realized investment losses	2,329	-
Net unrealized investment gains (losses)	63,526	(28,335)
Total other comprehensive gain (loss)	63,526	(28,335)
Total comprehensive loss	$(106,241)	$(92,051)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2024	$159,598	$24,519,315	$(47,720)	$(287,271)	$(14,348,391)	$9,995,531
Common stock shares subscribed	535	398,420	-	-	-	398,955
Other comprehensive loss	-	-	-	(28,335)	-	(28,335)
Net loss	-	-	-	-	(63,716)	(63,716)
Balance as of March 31, 2024	$160,133	$24,917,735	$(47,720)	$(315,606)	$(14,412,107)	$10,302,435

Balance as of January 1, 2025	$161,319	$25,802,694	$(47,720)	$(298,064)	$(15,180,537)	$10,437,692
Common stock shares subscribed	159	118,566	-	-	-	118,725
Other comprehensive gain	-	-	-	63,526	-	63,526
Net loss	-	-	-	-	(169,767)	(169,767)
Balance as of March 31, 2025	$161,478	$25,921,260	$(47,720)	$(234,538)	$(15,350,304)	$10,450,176

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(169,767)	$(63,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(35,368)	(74,667)
Net realized capital losses	2,329	-
Provision for depreciation and amortization	13,959	14,114
Policy acquisition costs deferred	(421,995)	(525,333)
Policy acquisition costs amortized	275,992	131,863
Amortization of mortgage loan origination fees	6,117	5,385
Provision for estimated mortgage loan losses	(3,557)	(3,984)
Provision for estimated uncollectible advances and notes receivable	-	(7,649)
Interest credited to policyholders	175,509	240,647
Change in assets and liabilities:
Accrued investment income	(7,228)	(155)
Due premium	(19,263)	(73,384)
Reinsurance recoverable	52,840	(249,627)
Advances and notes receivable	(3,505)	(6,124)
Prepaid assets	29,281	26,928
Other assets	19,149	186,273
Future policy benefits	333,206	431,175
Policy claims	(125,448)	202,011
Other policy liabilities	26,250	43,901
Other liabilities	36,352	24,657
Net cash provided by operating activities	184,853	302,315

Investing activities
Sales of available for sale securities	513,033	5,432
Payments on mortgage loans	713,446	799,234
Policy loans	(1,322)	211
Payments on other long-term investments	208,605	728,469
Net cash provided by investing activities	1,433,762	1,533,346

Financing activities
Proceeds from the subscription of common stock	118,725	398,955
Policyholder deposits	1,722,272	171,142
Policyholder withdrawals	(4,736,823)	(1,962,364)
Deposit-type contracts - deposits	199	23,892
Deposit-type contracts - withdrawals	(12,755)	(11,756)
Net cash used in financing activities	(2,908,382)	(1,380,131)

Increase (decrease) in cash and cash equivalents	(1,289,767)	455,530
Cash and cash equivalents, beginning of period	6,649,797	11,879,163
Cash and cash equivalents, end of period	$5,360,030	$12,334,693

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018, the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019, the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at March 31, 2025.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020, the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at March 31, 2025.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2026, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $4,104,165 and incurred $31,754 of offering costs from the subscription of 547,222 shares through March 31, 2025 from this offering.

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

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2024.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

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

The Company monitors all fixed maturity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The Company evaluates whether a credit loss exists for fixed maturity securities by considering primarily the following factors: (a) changes in the financial condition of the security’s underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; and (d) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process. Quantitative review includes information received from third-party sources such as financial statements, pricing and rating changes, liquidity and other statistical information. Qualitative factors include judgments related to business strategies, economic impacts on the issuer, overall judgment related to estimates and industry factors as well as the Company’s intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value. In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer. Any credit losses are presented as an allowance rather than as a write-down of available-for-sale fixed maturity securities, with the change in allowance reported in net loss on the consolidated statements of operations.

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses. DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $421,995 of DAC deferred and $275,992 of DAC amortized for the three months ended March 31, 2025. There was $525,333 of DAC deferred and $131,863 of DAC amortized for the three months ended March 31, 2024.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $37,451 and $53,773 of SIC deferred at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 there was $0 of SIC deferred and $16,322 of SIC amortized. There was $0 of SIC deferred and $44,856 of SIC amortized during the three months ended March 31, 2024.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management did not have an allowance for possible uncollectable agent balances as of March 31, 2025 and December 31, 2024.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $232,760 as of March 31, 2025 compared to $254,581 as of December 31, 2024.

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

March 31, 2025

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 16,088,816 and 15,932,498 for the three months ended March 31, 2025 and 2024, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid fees for this service to FTFC of $0 for the quarter ending March 31, 2025 and $0 for the year ending December 31, 2024.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of March 31, 2025 there have been six groups covered under this agreement.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures of significant segment expenses and other segment items, provide for the disclosure of additional measures of a segment’s profit or loss used by the chief operating decision maker, require that all annual disclosures about a reportable segment’s profit or loss and assets be included in interim periods, and provide new segment reporting requirements for entities with a single reportable segment. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all periods presented. Refer to our segment disclosure in “Note 8. Segment information” for more information.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of March 31, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2025 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,971,458	$6,845	$241,383	$4,736,920
Total fixed maturity securities	$4,971,458	$6,845	$241,383	$4,736,920

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,488,966	$4,299	$302,363	$5,190,902
Total fixed maturity securities	$5,488,966	$4,299	$302,363	$5,190,902

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2025 and December 31, 2024 are summarized as follows:

		Unrealized	Number of
March 31, 2025 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$968,405	$21,758	7

Greater than 12 months
Corporate bonds	3,364,832	219,625	29
Total fixed maturity securities	$4,333,237	241,383	36

		Unrealized	Number of
December 31, 2024	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,151,503	$34,531	8

Greater than 12 months
Corporate bonds	3,934,517	267,832	33
Total fixed maturity securities	$5,086,020	$302,363	41

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

2. Investments (continued)

As of March 31, 2025, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.7%. As of December 31, 2024, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.4%.

As of March 31, 2025 and December 31, 2024, there was one fixed maturity securities that was below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings.

The Company monitors all fixed maturity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The Company evaluates whether a credit impairment exists for fixed maturity securities by considering primarily the following factors: (a) changes in the financial condition of the security’s underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; and (d) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process. Quantitative review includes information received from third-party sources such as financial statements, pricing and rating changes, liquidity and other statistical information. Qualitative factors include judgments related to business strategies, economic impacts on the issuer, overall judgment related to estimates and industry factors as well as the Company’s intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value. In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer. Any credit losses are presented as an allowance rather than as a write-down of available-for-sale fixed maturity securities.

As of March 31, 2025, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company’s historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	March 31, 2025	December 31, 2024
Unrealized depreciation on available-for-sale securities	$(234,538)	$(298,064)
Net unrealized depreciation on available-for-sale securities	$(234,538)	$(298,064)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2025, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$500,543	$499,712
Due after one year through five years	2,285,820	2,259,763
Due after five years through ten years	460,103	437,327
Due after ten years	1,724,992	1,540,118
Total fixed maturity securities	$4,971,458	$4,736,920

For the three months ended March 31, 2025, the Company received $513,033 of proceeds from sales and maturities of investments in available-for-sale securities and had $0 of gross gains and $2,329 of gross losses realized, respectively. For the three months ended March 31, 2024, the Company received $5,432 of proceeds from sales and maturities of investments in available-for-sale securities and did not have any gross gains and gross losses realized.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of March 31, 2025, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$617,035	$631,174
Due after one year through five years	809,554	822,153
Due after five years through ten years	67,951	74,175
Total other long-term investments	$1,494,540	$1,527,502

Other long-term investments by geographic distribution:

	(Unaudited)
	March 31, 2025%		December 31, 2024%
California	$225,225	15.1%	$222,946	13.4%
Florida	164,411	11.0	172,147	10.3
Georgia	68,146	4.6	80,877	4.9
Indiana	27,633	1.8	36,582	2.2
Massachusetts	634,721	42.5	739,269	44.3
New York	145,217	9.7	171,806	10.3
Ohio	70,048	4.7	69,288	4.1
Oregon	48,220	3.2	47,863	2.9
Pennsylvania	110,919	7.4	126,979	7.6
Total	$1,494,540	100.0%	$1,667,757	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of March 31, 2025 and December 31, 2024 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) March 31, 2025	December 31, 2024
80% to 90%	$415,466	$415,469
70% to 80%	2,879,521	3,067,864
60% to 70%	4,302,848	4,781,520
50% to 60%	1,876,943	1,803,956
Less than 50%	1,848,072	1,967,921
Total	$11,322,850	$12,036,730

Mortgage loans by geographic distribution:

State	(Unaudited) March 31, 2025%		December 31, 2024%
Alabama	$1,085,549	9.6%	$1,085,886	9.0%
Arizona	130,523	1.1	130,769	1.1
California	335,921	3.0	337,378	2.8
Florida	1,119,720	9.9	1,343,833	11.2
Georgia	245,789	2.2	246,738	2.0
Illinois	264,406	2.3	266,637	2.2
Indiana	407,288	3.6	621,855	5.2
Kentucky	698,881	6.2	702,819	5.8
Louisiana	375,247	3.3	376,698	3.1
Missouri	1,534,752	13.5	1,535,057	12.8
New Jersey	192,838	1.7	193,268	1.6
Ohio	165,403	1.5	165,719	1.4
Pennsylvania	-	-	109,450	0.9
South Carolina	320,496	2.8	321,322	2.7
Tennessee	1,529,196	13.5	1,607,106	13.3
Texas	2,916,841	25.8	2,937,172	24.4
Wisconsin	-	-	55,023	0.4
Total	$11,322,850	100.0%	$12,036,730	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

2. Investments (continued)

There were 2 mortgage loans with a combined principal balance of $511,623 that were 90 days or more past due and still accruing interest as of March 31, 2025. There was one mortgage loan with a principal balance of $305,848 that was 90 days or more past due and still accruing interest as of December 31, 2024. The Company had a mortgage loan allowance of $56,105 and $59,662 as of March 31, 2025 and December 31, 2024, respectively.

	(Unaudited) March 31, 2025	December 31, 2024
Beginning of year: mortgage loan allowance balance	$59,662	$74,663
Current year change in provision of estimated mortgage loan losses	(3,557)	(15,001)
End of year: mortgage loan allowance balance	$56,105	$59,662

Major categories of net investment income for the three months ended March 31, 2025 and 2024 are summarized as follows:

	For the Three Months Ended March 31,
	2025	2024

Fixed maturity securities	$56,862	$62,790
Other long-term assets	35,388	74,251
Mortgage loans	241,683	283,280
Short-term and other investments	44,804	126,839
Gross investment income	378,737	547,160
Investment expenses	(12,567)	(5,026)
Net investment income	$366,170	$542,134

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

March 31, 2025

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized as follows:

March 31, 2025 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$4,736,920	$-	$4,736,920
Total fixed maturity securities	$-	$4,736,920	$-	$4,736,920

December 31, 2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,190,902	$-	$5,190,902
Total fixed maturity securities	$-	$5,190,902	$-	$5,190,902

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2025 and December 31, 2024 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2025 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$5,360,030	$5,360,030	$5,360,030	$-	$-
Mortgage loans on real estate	11,322,850	10,240,581	-	-	10,240,581
Policy loans	8,649	8,649			8,649
Other long-term investments	1,494,540	1,527,502	-	-	1,527,502
Accrued investment income	155,385	155,385	-	-	155,385
Advances and notes receivable	28,679	28,679	-	-	28,679
Total financial assets	$18,370,133	$17,320,826	$5,360,030	$-	$11,960,796

Financial liabilities
Policyholders’ account balances	$15,465,563	$13,027,263	$-	$-	$13,027,263
Policy claims and other benefits	806,836	806,836	-	-	806,836
Total financial liabilities	$16,272,399	$13,834,099	$-	$-	$13,834,099

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,649,797	$6,649,797	$6,649,797	$-	$-
Mortgage loans on real estate	12,036,730	10,830,565	-	-	10,830,565
Policy loans	7,327	7,327	-	-	7,327
Other long-term investments	1,667,757	1,713,811	-	-	1,713,811
Accrued investment income	148,157	148,157	-	-	148,157
Advances and notes receivable	25,174	25,174	-	-	25,174
Total financial assets	$20,534,942	$19,374,831	$6,649,797	$-	$12,725,034

Financial liabilities
Policyholders’ account balances	$18,320,927	$9,458,270	$-	$-	$9,458,270
Policy claims and other benefits	932,284	932,284	-	-	932,284
Total financial liabilities	$19,253,211	$10,390,554	$-	$-	$10,390,554

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

March 31, 2025

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended March 31, 2025. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of March 31, 2025, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repealed the 80 percent limitation for taxable years beginning before January 1, 2021.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

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

5. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $1,288,905 as of March 31, 2025. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6. Stock Incentive Plan

The Company’s life insurance subsidiary, TRLIC had an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan was suspended by the Company in April 2022. The plan awarded shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards are based on production for the previous year ended and issued in the subsequent year. There were no shares issued in 2025 or 2024.

7. Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of March 31, 2025 are as follows:

2025	$76,393
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$279,947
Less: interest	(47,187)
Lease liability, at present value	$232,760

8. Segment Information

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

The Company monitors all fixed maturity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The Company evaluates whether a credit impairment exists for fixed maturity securities by considering primarily the following factors: (a) changes in the financial condition of the security’s underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; and (d) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process. Quantitative review includes information received from third-party sources such as financial statements, pricing and rating changes, liquidity and other statistical information. Qualitative factors include judgments related to business strategies, economic impacts on the issuer, overall judgment related to estimates and industry factors as well as the Company’s intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value. In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer. Any credit losses are presented as an allowance rather than as a write-down of available-for-sale fixed maturity securities, with the change in allowance reported in net loss on the consolidated statements of operations.

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

Results of Operations – Three Months Ended March 31, 2025 and 2024

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	March 31, 2025	March 31, 2024
Premiums and other considerations	$1,380,138	$976,358
Net investment income	366,170	542,134
Realized losses on investments	(2,329)	-
Commission income	(18,885)	17,849
Total revenues	$1,725,094	$1,536,341

Total revenues increased by $188,753 for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024. This increase was primarily a result of increased new policy sales and growth of the overall business. Net investment income and commission income decreased compared to the prior year. The Company also accepted annuity considerations during 2025 and 2024. Annuity considerations contribute to net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,894,861 for the three months ended March 31, 2025, an increase of $294,804 from $1,600,057 for the three months ended March 31, 2024. Significant expense categories are discussed below.

Total Benefits and Claims – Mainly due to decreases to policyholder liabilities the total benefits and claims expense decreased by $165,145 for the three months ended March 31, 2025 compared to the same period in the prior year. Expenses were $409,897 and $575,042 for the three months ended March 31, 2025 and 2024, respectively. The decrease in interest credited to policyholders was expected as the Company has issued less annuities in the last couple of years. There was an increase to death and other benefit payments though, which is to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance. Death and benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $663,505 and $681,971 for the three months ended March 31, 2025 and 2024, respectively. The decrease of $18,466 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense increased $22,241 for the three months ended March 31, 2025 compared to the same period in the prior year. The increase is primarily related to the increased costs associated with new employee hires, wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the overall increases in salaries and employee benefits.

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

Net Loss

The net loss was $169,767, or $(0.01) per share, for the three months ended March 31, 2025 compared to a net loss of $63,716 or $0.00 per share, for the three months ended March 31, 2024. The $106,051 increase in the net loss was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 16,088,816 and 15,932,498 for the three months ended March 31, 2025 and 2024, respectively.

Financial Position – As of March 31, 2025 and December 31, 2024

Total assets of the Company decreased from $33,811,480 as of December 31, 2024 to $31,204,583 as of March 31, 2025, a decrease of $2,606,897 and was primarily attributable to annuity surrenders which reduced both assets and liabilities. Assets that increased or decreased materially in 2025 were invested assets, cash and cash equivalents, reinsurance recoverable, and deferred acquisition costs.

Total investments decreased by $1,339,757, or 7.1%. This decrease was primarily due to maturities and payoffs. Cash and cash equivalents also decreased in order to pay off the annuity surrenders mentioned above. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted increases to net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available.

The Company also recognized an increase in deferred policy acquisition costs and reinsurance recoverable remained consistent as the Company continues to successfully sell more new business. Other assets that materially increased were federal income taxes recoverable on taxes withheld from cash receipts on other long-term investment payments which is included in the other assets line on the consolidated statements of financial position. The federal income taxes recoverable balance is 100% recoverable via tax refunds from the U.S. Government. Amounts recoverable from reinsurers represent the amounts due from our reinsurance partners. This balance continues to grow with the successful production of more and more business and our policy of using reinsurance partners to limit our exposure on any one individual policyholder.

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased by $2,633,912 at March 31, 2025 compared to December 31, 2024. The decrease is primarily related to annuity surrenders.

Total shareholders’ equity of the Company increased from $10,437,692 as of December 31, 2024 to $10,450,176 as of March 31, 2025, an increase of $12,484. The increase is mainly due to the additional capital raised during 2025 and a positive change in accumulated other comprehensive loss due to interest rate movements in the market for the three months ended March 31, 2025. That increase was offset by the net loss for the period.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through March 31, 2025, we received $28,851,802 from the sale of 16,100,841 shares and incurred offering costs of $2,769,064. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 43,920 shares held by TRLIC and the 3,000 shares held by TRCC total 46,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $5,360,030 as of March 31, 2025. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $1,288,905 as of March 31, 2025. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. At the beginning of 2023, the Company began another private placement stock offering which has raised $4,104,165 and incurred $31,754 of offering costs through the subscription of 547,222 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

May 15, 2025	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

May 15, 2025	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer