Form 10-Q
period 2025-06-30
Texas Republic Capital Corp
filed 2025-08-14
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock ..01 par value as of August 1, 2025: 15,553,619 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2025

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $4,767,137 and $5,488,966 as of June 30, 2025 and December 31, 2024, respectively)	$4,572,186	$5,190,902
Mortgage loans, net of allowance	10,669,465	12,036,730
Policy loans	5,203	7,327
Other long-term investments	1,382,644	1,667,757
Total investments	16,629,498	18,902,716
Cash and cash equivalents	4,297,602	6,649,797
Accrued investment income	144,536	148,157
Due premium	83,221	81,955
Reinsurance recoverable	1,363,142	1,336,260
Deferred policy acquisition costs	4,735,729	4,514,562
Deferred sales inducement costs	28,828	53,773
Advances and notes receivable, net of allowance	26,491	25,174
Leased property - right to use	210,939	254,581
Prepaid assets	88,628	46,357
Intangible assets, net of accumulated amortization	172,093	196,678
Furniture and equipment, net	13,080	16,290
Other assets	1,887,681	1,585,180
Total assets	$29,681,468	$33,811,480

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$14,192,099	$18,320,927
Future policy benefits	3,413,606	3,047,347
Policy claims and other benefits	673,902	932,284
Liability for deposit-type contracts	164,832	195,039
Other policyholder liabilities	82,612	57,207
Total policy liabilities	18,527,051	22,552,804
Lease liability	210,939	254,581
Other liabilities	780,304	566,403
Total liabilities	19,518,294	23,373,788

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 15,600,539 issued as of June 30, 2025 and December 31, 2024, 15,553,619 outstanding as of June 30, 2025 and December 31, 2024, and 584,249 and 531,392 subscribed as of June 30, 2025 and December 31, 2024, respectively	161,848	161,319
Additional paid-in capital	26,196,406	25,802,694
Treasury stock, at cost (46,920 shares as of June 30, 2025 and December 31, 2024)	(47,720)	(47,720)
Accumulated other comprehensive loss	(194,951)	(298,064)
Accumulated deficit	(15,952,409)	(15,180,537)
Total shareholders’ equity	10,163,174	10,437,692
Total liabilities and shareholders’ equity	$29,681,468	$33,811,480

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Premiums and other considerations	$1,070,962	$1,099,929	$2,451,100	$2,076,287
Net investment income	321,169	478,899	687,339	1,021,033
Net realized losses on investments	(10,700)	-	(13,029)	-
Commission income	49,349	25,808	30,464	43,657
Total revenues	1,430,780	1,604,636	3,155,874	3,140,977
Benefits, claims and expenses
Increase in future policy benefits	117,177	78,954	213,832	296,681
Death and other benefits	423,832	227,350	561,565	344,018
Interest credited to policyholders	168,072	267,751	343,581	508,398
Total benefits and claims	709,081	574,055	1,118,978	1,149,097
Policy acquisition costs deferred	(388,387)	(590,505)	(810,382)	(1,115,838)
Policy acquisition costs amortized	313,223	276,171	589,215	408,034
Commissions	511,591	717,541	1,175,096	1,399,512
Salaries and employee benefits	504,111	506,289	1,015,882	995,819
Office rent	23,591	23,217	48,812	48,054
Third-party administration fees	13,496	45,825	134,078	51,228
Travel, meals, and entertainment	10,606	15,597	26,790	24,166
Professional fees	120,121	153,591	252,625	226,447
Other general and administrative expenses	215,452	152,578	376,652	287,897
Total benefits, claims and expenses	2,032,885	1,874,359	3,927,746	3,474,416

Net loss	$(602,105)	$(269,723)	$(771,872)	$(333,439)

Net loss per common share outstanding	$(0.04)	$(0.02)	$(0.05)	$(0.02)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(602,105)	$(269,723)	$(771,872)	$(333,439)
Other comprehensive gain (loss)
Total net unrealized gains (losses) arising during the period	28,887	(39,697)	90,084	(68,032)
Plus net realized investment losses	10,700	-	13,029	-
Net unrealized investment gains (losses)	39,587	(39,697)	103,113	(68,032)
Total other comprehensive gain (loss)	39,587	(39,697)	103,113	(68,032)
Total comprehensive loss	$(562,518)	$(309,420)	$(668,759)	$(401,471)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2024	$159,598	$24,519,315	$(47,720)	$(287,271)	$(14,348,391)	$9,995,531
Common stock shares subscribed	1,381	1,030,185	-	-	-	1,031,566
Other comprehensive loss	-	-	-	(68,032)	-	(68,032)
Net loss	-	-	-	-	(333,439)	(333,439)
Balance as of June 30, 2024	$160,979	$25,549,500	$(47,720)	$(355,303)	$(14,681,830)	$10,625,626

Balance as of January 1, 2025	$161,319	$25,802,694	$(47,720)	$(298,064)	$(15,180,537)	$10,437,692
Common stock shares subscribed	529	393,712	-	-	-	394,241
Other comprehensive gain	-	-	-	103,113	-	103,113
Net loss	-	-	-	-	(771,872)	(771,872)
Balance as of June 30, 2025	$161,848	$26,196,406	$(47,720)	$(194,951)	$(15,952,409)	$10,163,174

Three Months Ended June 30, 2025 and 2024

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of April 1, 2024	$160,133	$24,917,735	$(47,720)	$(315,606)	$(14,412,107)	$10,302,435
Common stock shares subscribed	846	631,765	-	-	-	632,611
Other comprehensive loss	-	-	-	(39,697)	-	(39,697)
Net loss	-	-	-	-	(269,723)	(269,723)
Balance as of June 30, 2024	$160,979	$25,549,500	$(47,720)	$(355,303)	$(14,681,830)	$10,625,626

Balance as of April 1, 2025	$161,478	$25,921,260	$(47,720)	$(234,538)	$(15,350,304)	$10,450,176
Common stock shares subscribed	370	275,146	-	-	-	275,516
Other comprehensive gain	-	-	-	39,587	-	39,587
Net loss	-	-	-	-	(602,105)	(602,105)
Balance as of June 30, 2025	$161,848	$26,196,406	$(47,720)	$(194,951)	$(15,952,409)	$10,163,174

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(771,872)	$(333,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(66,856)	(117,938)
Net realized capital losses	13,029	-
Provision for depreciation and amortization	27,795	28,228
Policy acquisition costs deferred	(810,382)	(1,115,838)
Policy acquisition costs amortized	589,215	408,034
Amortization of mortgage loan origination fees	18,917	9,361
Provision for estimated mortgage loan losses	(6,776)	(9,364)
Provision for estimated uncollectible advances and notes receivable	-	(7,649)
Interest credited to policyholders	343,581	508,398
Change in assets and liabilities:
Accrued investment income	3,621	25,644
Due premium	(1,266)	(75,470)
Reinsurance recoverable	(26,882)	(323,812)
Advances and notes receivable	(1,317)	184,950
Prepaid assets	(42,271)	(59,250)
Other assets	(302,501)	207,574
Future policy benefits	366,259	499,249
Policy claims	(258,382)	345,117
Other policy liabilities	25,405	(3,253)
Other liabilities	213,901	(131,390)
Net cash provided by (used in) operating activities	(686,782)	39,152

Investing activities
Sales of available for sale securities	705,215	225,432
Payments on mortgage loans	1,372,307	1,889,035
Policy loans	2,124	4,092
Payments on other long-term investments	338,371	922,236
Net cash provided by investing activities	2,418,017	3,040,795

Financing activities
Proceeds from the subscription of common stock	394,241	1,031,566
Policyholder deposits	2,442,947	239,403
Policyholder withdrawals	(6,890,411)	(5,239,486)
Deposit-type contracts - deposits	330	24,147
Deposit-type contracts - withdrawals	(30,537)	(23,614)
Net cash used in financing activities	(4,083,430)	(3,967,984)

Decrease in cash and cash equivalents	(2,352,195)	(888,037)
Cash and cash equivalents, beginning of period	6,649,797	11,879,163
Cash and cash equivalents, end of period	$4,297,602	$10,991,126

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018, the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019, the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at June 30, 2025.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020, the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at June 30, 2025.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2026, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $4,381,868 and incurred $33,941 of offering costs from the subscription of 584,249 shares through June 30, 2025 from this offering.

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2024.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

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

June 30, 2025

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses. DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $810,382 of DAC deferred and $589,215 of DAC amortized for the six months ended June 30, 2025. For the three months ended June 30, 2025, there was $388,387 of DAC deferred and $313,223 of DAC amortized. There was $1,115,838 of DAC deferred and $408,034 of DAC amortized for the six months ended June 30, 2024. For the three months ended June 30, 2024, there was $590,505 of DAC deferred and $276,171 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $28,828 and $53,773 of SIC deferred at June 30, 2025 and December 31, 2024, respectively. There was $0 of SIC deferred and $24,945 of SIC amortized for the six months ended June 30, 2025. For the three months ended June 30, 2025, there was $0 of SIC deferred and $8,623 of SIC amortized. There was $0 of SIC deferred and $100,451 of SIC amortized for the six months ended June 30, 2024. For the three months ended June 30, 2024, there was $0 of SIC deferred and $55,595 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management did not have an allowance for possible uncollectable agent balances as of June 30, 2025 and December 31, 2024.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $210,939 as of June 30, 2025 compared to $254,581 as of December 31, 2024.

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

June 30, 2025

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 16,099,036 and 15,968,758 for the six months ended June 30, 2025 and 2024, respectively. The weighted average common shares outstanding and subscribed were 16,109,257 and 16,005,018 for the three months ended June 30, 2025 and 2024, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid fees for this service to FTFC of $0 for the six months ending June 30, 2025 and $0 for the year ending December 31, 2024.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of June 30, 2025 there have been six groups covered under this agreement.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2025 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,767,137	$9,294	$204,245	$4,572,186
Total fixed maturity securities	$4,767,137	$9,294	$204,245	$4,572,186

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,488,966	$4,299	$302,363	$5,190,902
Total fixed maturity securities	$5,488,966	$4,299	$302,363	$5,190,902

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2025 and December 31, 2024 are summarized as follows:

		Unrealized	Number of
June 30, 2025 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$971,868	$18,469	7

Greater than 12 months
Corporate bonds	3,193,975	185,776	27
Total fixed maturity securities	$4,165,843	204,245	34

		Unrealized	Number of
December 31, 2024	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,151,503	$34,531	8

Greater than 12 months
Corporate bonds	3,934,517	267,832	33
Total fixed maturity securities	$5,086,020	$302,363	41

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

2. Investments (continued)

As of June 30, 2025, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 95.3%. As of December 31, 2024, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.4%.

As of June 30, 2025 and December 31, 2024, there was none and one fixed maturity securities that was below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

As of June 30, 2025, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company’s historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2025	December 31, 2024
Unrealized depreciation on available-for-sale securities	$(194,951)	$(298,064)
Net unrealized depreciation on available-for-sale securities	$(194,951)	$(298,064)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2025, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$593,790	$592,892
Due after one year through five years	2,092,476	2,078,424
Due after five years through ten years	506,779	490,859
Due after ten years	1,574,092	1,410,011
Total fixed maturity securities	$4,767,137	$4,572,186

For the six months ended June 30, 2025, the Company received $705,215 of proceeds from sales and maturities of investments in available-for-sale securities and had $0 of gross gains and $13,029 of gross losses realized, respectively. For the six months ended June 30, 2024, the Company received $225,432 of proceeds from sales and maturities of investments in available-for-sale securities and did not have any gross gains and gross losses realized.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of June 30, 2025, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$578,149	$589,071
Due after one year through five years	735,953	752,269
Due after five years through ten years	68,542	74,919
Total other long-term investments	$1,382,644	$1,416,259

Other long-term investments by geographic distribution:

	(Unaudited)
	June 30, 2025%		December 31, 2024%
California	$227,541	16.5%	$222,946	13.4%
Florida	165,807	12.0	172,147	10.3
Georgia	68,770	5.0	80,877	4.9
Indiana	27,832	2.0	36,582	2.2
Massachusetts	585,038	42.3	739,269	44.3
New York	126,606	9.2	171,806	10.3
Ohio	44,919	3.2	69,288	4.1
Oregon	24,291	1.7	47,863	2.9
Pennsylvania	111,840	8.1	126,979	7.6
Total	$1,382,644	100.0%	$1,667,757	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of June 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited) June 30, 2025	December 31, 2024
Loan-To-Value-Ratio
80% to 90%	$298,500	$415,469
70% to 80%	2,861,708	3,067,864
60% to 70%	3,895,581	4,781,520
50% to 60%	1,939,995	1,803,956
Less than 50%	1,673,681	1,967,921
Total	$10,669,465	$12,036,730

Mortgage loans by geographic distribution:

State	(Unaudited) June 30, 2025%		December 31, 2024%
Alabama	$1,085,205	10.2%	$1,085,886	9.0%
Arizona	130,271	1.2	130,769	1.1
California	322,182	3.0	337,378	2.8
Florida	1,114,444	10.5	1,343,833	11.2
Georgia	245,068	2.3	246,738	2.0
Illinois	262,681	2.5	266,637	2.2
Indiana	406,732	3.8	621,855	5.2
Kentucky	694,785	6.5	702,819	5.8
Louisiana	374,137	3.5	376,698	3.1
Missouri	1,534,801	14.4	1,535,057	12.8
New Jersey	192,398	1.8	193,268	1.6
Ohio	165,079	1.5	165,719	1.4
Pennsylvania	-	-	109,450	0.9
South Carolina	319,657	3.0	321,322	2.7
Tennessee	1,499,224	14.0	1,607,106	13.3
Texas	2,322,801	21.8	2,937,172	24.4
Wisconsin	-	-	55,023	0.4
Total	$10,669,465	100.0%	$12,036,730	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

2. Investments (continued)

There were 2 mortgage loans with a combined principal balance of $511,671 that were 90 days or more past due and still accruing interest as of June 30, 2025. There was one mortgage loan with a principal balance of $305,848 that was 90 days or more past due and still accruing interest as of December 31, 2024. The Company had a mortgage loan allowance of $52,886 and $59,662 as of June 30, 2025 and December 31, 2024, respectively.

	(Unaudited) June 30, 2025	December 31, 2024
Beginning of year: mortgage loan allowance balance	$59,662	$74,663
Current year change in provision of estimated mortgage loan losses	(6,776)	(15,001)
End of year: mortgage loan allowance balance	$52,886	$59,662

Major categories of net investment income for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Fixed maturity securities	$52,334	$60,983	$109,196	$123,773
Other long-term assets	17,166	31,729	52,554	105,980
Mortgage loans	229,704	267,775	471,387	551,055
Short-term and other investments	46,570	131,034	91,374	257,873
Gross investment income	345,774	491,521	724,511	1,038,681
Investment expenses	(24,605)	(12,622)	(37,172)	(17,648)
Net investment income	$321,169	$478,899	$687,339	$1,021,033

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

June 30, 2025

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized as follows:

June 30, 2025 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$4,572,186	$-	$4,572,186
Total fixed maturity securities	$-	$4,572,186	$-	$4,572,186

December 31, 2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,190,902	$-	$5,190,902
Total fixed maturity securities	$-	$5,190,902	$-	$5,190,902

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2025 and December 31, 2024 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2025 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$4,297,602	$4,297,602	$4,297,602	$-	$-
Mortgage loans on real estate	10,669,465	9,639,831	-	-	9,639,831
Policy loans	5,203	5,203			5,203
Other long-term investments	1,382,644	1,416,259	-	-	1,416,259
Accrued investment income	144,536	144,536	-	-	144,536
Advances and notes receivable	26,491	26,491	-	-	26,491
Total financial assets	$16,525,941	$15,529,922	$4,297,602	$-	$11,232,320

Financial liabilities
Policyholders’ account balances	$14,192,099	$12,033,087	$-	$-	$12,033,087
Policy claims and other benefits	673,902	673,902	-	-	673,902
Total financial liabilities	$14,866,001	$12,706,989	$-	$-	$12,706,989

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,649,797	$6,649,797	$6,649,797	$-	$-
Mortgage loans on real estate	12,036,730	10,830,565	-	-	10,830,565
Policy loans	7,327	7,327	-	-	7,327
Other long-term investments	1,667,757	1,713,811	-	-	1,713,811
Accrued investment income	148,157	148,157	-	-	148,157
Advances and notes receivable	25,174	25,174	-	-	25,174
Total financial assets	$20,534,942	$19,374,831	$6,649,797	$-	$12,725,034

Financial liabilities
Policyholders’ account balances	$18,320,927	$9,458,270	$-	$-	$9,458,270
Policy claims and other benefits	932,284	932,284	-	-	932,284
Total financial liabilities	$19,253,211	$10,390,554	$-	$-	$10,390,554

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

June 30, 2025

(Unaudited)

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended June 30, 2025. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of June 30, 2025, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repealed the 80 percent limitation for taxable years beginning before January 1, 2021.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

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

5. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $121,028 as of June 30, 2025. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of June 30, 2025 are as follows:

2025	$51,014
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$254,568
Less: interest	(43,629)
Lease liability, at present value	$210,939

8. Segment Information

The Company is organized into a single reportable segment: insurance distribution. The Company derives its revenue entirely from within the United States and manages business activities on a consolidated basis. The Company’s chief operating decision maker is its Chief Executive Officer.

The accounting policies of the insurance distribution segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker uses net income or loss, as reported on the Consolidated Statements of Operations, to assess performance and allocate resources for the insurance distribution segment. The significant segment expense categories regularly provided to the chief operating decision maker are the same as those included on the Consolidated Statements of Operations. The measure of segment assets is total assets as reported on the Consolidated Statements of Financial Position.

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

Results of Operations – Three and Six Months Ended June 30, 2025 and 2024

Revenues

Revenues are primarily from life insurance premium income and investment income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Premiums and other considerations	$1,070,962	$1,099,929	$2,451,100	$2,076,287
Net investment income	321,169	478,899	687,339	1,021,033
Net realized losses on investments	(10,700)	-	(13,029)	-
Commission income	49,349	25,808	30,464	43,657
Total revenues	$1,430,780	$1,604,636	$3,155,874	$3,140,977

Total revenues decreased by $173,856 and increased by $14,897 for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The increase for the six months ended June 30, 2025 was primarily a result of increased new policy sales as we continue to successfully produce new business. Net investment income decreased due to less total invested assets as the Company has decided to sell less annuities and focus more on life insurance sales over the last few years. Commission income has remained similar compared to the prior year. The Company also accepted annuity considerations during 2025 and 2024. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $2,032,885 and $3,927,746 for the three and six months ended June 30, 2025, increases of $158,526 and $453,330 from $1,874,359 and $3,474,416 for the three and six months ended June 30, 2024, respectively. Significant expense categories are discussed below.

Total Benefits and Claims – Increases to death and other benefits which were offset by decreases to policyholder liabilities led to overall decreased benefits and claims expense by $30,119 for the six months ended June 30, 2025 compared to the same period in the prior year. For the three months ended June 30, 2025 compared to the same period in the prior year, those same benefits and claims expense increased by $135,026. Expenses were $709,081 and $1,118,978 for the three and six months ended June 30, 2025 and $574,055 and $1,149,097 for the three and six months ended June 30, 2024, respectively. For the six months ended, the decrease is primarily due to decreases in interest credited to policyholders. The strategy related for the decrease in interest credited to policyholders is the Company has issued less annuities in the last couple of years. During that time, our focus has been more on issuing new life insurance business and based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance, this has resulted in an increase in future policy benefits. In addition, there was an increase in death and other benefits, which is to be expected based on those factors mentioned above. Death and benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $511,591 and $1,175,096 for the three and six months ended June 30, 2025 compared to $717,541 and $1,399,512 for the three and six months ended June 30, 2024, respectively. For the three and six months ended, the commission expenses are consistent with the amounts of new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $2,178 and increased $20,063 for the three and six months ended June 30, 2025 compared to the same periods in the prior year, respectively. For the three and six months ended, these expenses have remained similar. The Company has decided to use external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the salaries and employee benefits expense.

Other Expenses – Professional fees continue to be one of the larger contributing expenses to the overall total expenses. The professional fees consist of public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section.

Net Loss

The net loss was $771,872, or $(0.05) per share, for the six months ended June 30, 2025 compared to a net loss of $333,439 or $(0.02) per share, for the six months ended June 30, 2024. For the three months ending June 30, the net loss was $602,105 or $(0.04) per share in 2025 and $269,723 or $(0.02) per share in 2024. The increase of the net loss for the three- and six- months ending June 30, 2025, was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 16,099,036 and 15,968,758 for the six months ended June 30, 2025 and 2024, respectively. The weighted average common shares outstanding and subscribed were 16,109,257 and 16,005,018 for the three months ended June 30, 2025 and 2024, respectively.

Financial Position – As of June 30, 2025 and December 31, 2024

Total assets of the Company decreased from $33,811,480 as of December 31, 2024 to $29,681,468 as of June 30, 2025, a decrease of $4,130,012 and was primarily attributable to annuity surrenders which reduced both assets and liabilities. Assets that increased or decreased materially in 2025 were invested assets, cash and cash equivalents, and deferred acquisition costs.

Total investments decreased by $2,273,218, or 12.0%. This decrease was primarily due to maturities and payoffs. Cash and cash equivalents also decreased in order to pay off the annuity surrenders mentioned above. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available.

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

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased by $4,025,753 at June 30, 2025 compared to December 31, 2024. That decrease is primarily due to a decrease in annuity policies as we focus more on life insurance production.

Total shareholders’ equity of the Company decreased from $10,437,692 as of December 31, 2024 to $10,163,174 as of June 30, 2025, a decrease of $274,518. The decrease is mainly due to the net loss for the period. That decrease was primarily offset by the additional capital raised during 2025 and the change in accumulated other comprehensive loss due to interest rate movements in the market for the six months ended June 30, 2025.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through June 30, 2025, we received $29,129,505 from the sale of 16,137,868 shares and incurred offering costs of $2,771,251. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 43,920 shares held by TRLIC and the 3,000 shares held by TRCC total 46,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $4,297,602 as of June 30, 2025. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $121,028 as of June 30, 2025. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. At the beginning of 2023, the Company began another private placement stock offering which has raised $4,381,868 and incurred $33,941 of offering costs through the subscription of 584,249 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

August 14, 2025	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

August 14, 2025	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer