Form 10-Q
period 2025-09-30
Texas Republic Capital Corp
filed 2025-11-14
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock ..01 par value as of November 1, 2025: 15,553,619 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $4,516,459 and $5,488,966 as of September 30, 2025 and December 31, 2024, respectively)	$4,374,604	$5,190,902
Mortgage loans, net of allowance	10,396,736	12,036,730
Policy loans	4,017	7,327
Other long-term investments	1,346,118	1,667,757
Total investments	16,121,475	18,902,716
Cash and cash equivalents	5,782,538	6,649,797
Accrued investment income	170,872	148,157
Due premium	84,125	81,955
Reinsurance recoverable	1,114,982	1,336,260
Deferred policy acquisition costs	4,877,525	4,514,562
Deferred sales inducement costs	22,067	53,773
Advances and notes receivable, net of allowance	24,951	25,174
Leased property - right to use	189,117	254,581
Prepaid assets	66,388	46,357
Intangible assets, net of accumulated amortization	159,801	196,678
Furniture and equipment, net	11,779	16,290
Other assets	1,541,924	1,585,180
Total assets	$30,167,544	$33,811,480

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$14,836,772	$18,320,927
Future policy benefits	3,640,368	3,047,347
Policy claims and other benefits	548,902	932,284
Liability for deposit-type contracts	152,199	195,039
Other policyholder liabilities	125,274	57,207
Total policy liabilities	19,303,515	22,552,804
Lease liability	189,117	254,581
Other liabilities	318,627	566,403
Total liabilities	19,811,259	23,373,788

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 15,600,539 issued as of September 30, 2025 and December 31, 2024, 15,553,619 outstanding as of September 30, 2025 and December 31, 2024, and 603,083 and 531,392 subscribed as of September 30, 2025 and December 31, 2024, respectively	162,036	161,319
Additional paid-in capital	26,337,472	25,802,694
Treasury stock, at cost (46,920 shares as of September 30, 2025 and December 31, 2024)	(47,720)	(47,720)
Accumulated other comprehensive loss	(141,855)	(298,064)
Accumulated deficit	(15,953,648)	(15,180,537)
Total shareholders’ equity	10,356,285	10,437,692
Total liabilities and shareholders’ equity	$30,167,544	$33,811,480

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Premiums and other considerations	$979,886	$1,171,460	$3,430,986	$3,247,747
Net investment income	306,816	442,543	994,155	1,463,576
Net realized losses on investments	(317)	-	(13,346)	-
Commission income	49,288	45,042	79,752	88,699
Total revenues	1,335,673	1,659,045	4,491,547	4,800,022
Benefits, claims and expenses
Increase in future policy benefits	46,576	35,713	260,408	332,394
Death and other benefits	3,485	261,581	565,050	605,599
Interest credited to policyholders	162,949	193,554	506,530	701,952
Total benefits and claims	213,010	490,848	1,331,988	1,639,945
Policy acquisition costs deferred	(374,960)	(716,011)	(1,185,342)	(1,831,849)
Policy acquisition costs amortized	233,164	458,240	822,379	866,274
Commissions	534,068	810,855	1,709,164	2,210,367
Salaries and employee benefits	490,600	508,059	1,506,482	1,503,878
Office rent	25,107	24,727	73,919	72,781
Third-party administration fees	(675)	50,718	133,403	101,946
Travel, meals, and entertainment	13,357	22,363	40,147	46,529
Professional fees	47,467	205,730	300,092	432,177
Other general and administrative expenses	155,775	170,133	532,426	458,030
Total benefits, claims and expenses	1,336,913	2,025,662	5,264,658	5,500,078

Net loss	$(1,240)	$(366,617)	$(773,111)	$(700,056)

Net loss per common share outstanding and subscribed	$0.00	$(0.02)	$(0.05)	$(0.04)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(1,240)	$(366,617)	$(773,111)	$(700,056)
Other comprehensive income
Total net unrealized gains arising during the period	52,779	184,625	142,863	116,593
Plus net realized investment losses	317	-	13,346	-
Net unrealized investment gains	53,096	184,625	156,209	116,593
Total other comprehensive income	53,096	184,625	156,209	116,593
Total comprehensive income (loss)	$51,856	$(181,992)	$(616,902)	$(583,463)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2024	$159,598	$24,519,315	$(47,720)	$(287,271)	$(14,348,391)	$9,995,531
Common stock shares subscribed	1,717	1,280,975	-	-	-	1,282,692
Other comprehensive income	-	-	-	116,593	-	116,593
Net loss	-	-	-	-	(700,056)	(700,056)
Balance as of September 30, 2024	$161,315	$25,800,290	$(47,720)	$(170,678)	$(15,048,447)	$10,694,760

Balance as of January 1, 2025	$161,319	$25,802,694	$(47,720)	$(298,064)	$(15,180,537)	$10,437,692
Common stock shares subscribed	717	534,778	-	-	-	535,495
Other comprehensive income	-	-	-	156,209	-	156,209
Net loss	-	-	-	-	(773,111)	(773,111)
Balance as of September 30, 2025	$162,036	$26,337,472	$(47,720)	$(141,855)	$(15,953,648)	$10,356,285

Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of July 1, 2024	$160,979	$25,549,500	$(47,720)	$(355,303)	$(14,681,830)	$10,625,626
Common stock shares subscribed	336	250,790	-	-	-	251,126
Other comprehensive income	-	-	-	184,625	-	184,625
Net loss	-	-	-	-	(366,617)	(366,617)
Balance as of September 30, 2024	$161,315	$25,800,290	$(47,720)	$(170,678)	$(15,048,447)	$10,694,760

Balance as of July 1, 2025	$161,848	$26,196,406	$(47,720)	$(194,951)	$(15,952,408)	$10,163,175
Common stock shares subscribed	188	141,066	-	-	-	141,254
Other comprehensive income	-	-	-	53,096	-	53,096
Net loss	-	-	-	-	(1,240)	(1,240)
Balance as of September 30, 2025	$162,036	$26,337,472	$(47,720)	$(141,855)	$(15,953,648)	$10,356,285

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(773,111)	$(700,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(87,401)	(147,431)
Net realized capital losses	13,346	-
Provision for depreciation and amortization	41,388	42,343
Policy acquisition costs deferred	(1,185,342)	(1,831,849)
Policy acquisition costs amortized	822,379	866,274
Amortization of mortgage loan origination fees	24,367	10,827
Provision for estimated mortgage loan losses	(8,119)	(12,559)
Provision for estimated uncollectible advances and notes receivable	-	(7,649)
Interest credited to policyholders	506,530	701,952
Change in assets and liabilities:
Accrued investment income	(22,715)	12,171
Due premium	(2,170)	(53,305)
Reinsurance recoverable	221,278	(438,094)
Advances and notes receivable	223	220,511
Prepaid assets	(20,031)	(30,578)
Other assets	43,256	177,226
Future policy benefits	593,021	658,014
Policy claims	(383,382)	184,064
Other policy liabilities	68,067	697,830
Other liabilities	(247,776)	122,204
Net cash provided by (used in) operating activities	(396,192)	471,895

Investing activities
Sales and maturities of available for sale securities	954,583	230,845
Payments on mortgage loans	1,642,236	2,529,880
Policy loans	3,310	8,901
Payments on other long-term investments	395,128	1,055,392
Net cash provided by investing activities	2,995,257	3,825,018

Financing activities
Proceeds from the subscription of common stock	535,495	1,282,692
Policyholder deposits	3,120,104	966,886
Policyholder withdrawals	(7,079,083)	(9,721,667)
Deposit-type contracts - deposits	492	24,341
Deposit-type contracts - withdrawals	(43,332)	(35,561)
Net cash used in financing activities	(3,466,324)	(7,483,309)

Decrease in cash and cash equivalents	(867,259)	(3,186,396)
Cash and cash equivalents, beginning of period	6,649,797	11,879,163
Cash and cash equivalents, end of period	$5,782,538	$8,692,767

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018, the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019, the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at September 30, 2025.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020, the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at September 30, 2025.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2026, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $4,523,123 and incurred $33,941 of offering costs from the subscription of 603,083 shares through September 30, 2025 from this offering.

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2024.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

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

September 30, 2025

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The allowance for credit losses for mortgage loans with a more-than-insignificant amount of credit deterioration since origination is determined and the initial allowance for credit losses should be added to the purchase price of mortgage loans rather than being reported as a credit loss expenses.

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

Deferred Policy Acquisition Costs

Costs that relate to and vary with the successful production of new business are deferred over the life of the policy. Deferred acquisition costs (“DAC”) consist of commissions and policy issuance, underwriting and agency expenses. DAC expenses are amortized primarily over the premium-paying period of life policies and as profits emerge on annuity products. Amortization uses the same assumptions as were used in computing liabilities for future policy benefits. There was $1,185,342 of DAC deferred and $822,379 of DAC amortized for the nine months ended September 30, 2025. For the three months ended September 30, 2025, there was $374,960 of DAC deferred and $233,164 of DAC amortized. There was $1,831,849 of DAC deferred and $866,274 of DAC amortized for the nine months ended September 30, 2024. For the three months ended September 30, 2024, there was $716,011 of DAC deferred and $458,240 of DAC amortized.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $22,067 and $53,773 of SIC deferred at September 30, 2025 and December 31, 2024, respectively. There was $0 of SIC deferred and $31,706 of SIC amortized for the nine months ended September 30, 2025. For the three months ended September 30, 2025, there was $0 of SIC deferred and $6,761 of SIC amortized. There was $0 of SIC deferred and $136,029 of SIC amortized for the nine months ended September 30, 2024. For the three months ended September 30, 2024, there was $0 of SIC deferred and $35,578 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management did not have an allowance for possible uncollectable agent balances as of September 30, 2025 and December 31, 2024.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $189,117 as of September 30, 2025 compared to $254,581 as of December 31, 2024.

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

September 30, 2025

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

Net Loss Per Common Share Outstanding and Subscribed

Net loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 16,113,508 and 15,999,543 for the nine months ended September 30, 2025 and 2024, respectively. The weighted average common shares outstanding and subscribed were 16,142,452 and 16,061,114 for the three months ended September 30, 2025 and 2024, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid fees for this service to FTFC of $0 for the nine months ending September 30, 2025 and $0 for the year ending December 31, 2024.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of September 30, 2025 there have been six groups covered under this agreement. For the nine months ended September 30, 2025, there were $1,302,276 of premiums ceded and $1,229,419 of commissions, death and other benefits, administrative expenses, change in deferred policy acquisition costs amortized and changes in future policy benefits ceded. For the nine months ended September 30, 2024, there were $1,131,624 of premiums ceded and $1,837,393 of commissions, death and other benefits, administrative expenses, change in deferred policy acquisition costs amortized and changes in future policy benefits ceded. In addition, there was a reduction to deferred policy acquisition costs and a reinsurance recoverable of $1,553,477 and $817,790, respectively, on the consolidated statements of financial position at September 30, 2025 compared to $1,343,182 and $653,557 at December 31, 2024.

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of September 30, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2025 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,516,459	$12,901	$154,756	$4,374,604
Total fixed maturity securities	$4,516,459	$12,901	$154,756	$4,374,604

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,488,966	$4,299	$302,363	$5,190,902
Total fixed maturity securities	$5,488,966	$4,299	$302,363	$5,190,902

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2025 and December 31, 2024 are summarized as follows:

		Unrealized	Number of
September 30, 2025 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$304,384	$5,312	2

Greater than 12 months
Corporate bonds	2,912,129	149,444	23
Total fixed maturity securities	$3,216,513	154,756	25

		Unrealized	Number of
December 31, 2024	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,151,503	$34,531	8

Greater than 12 months
Corporate bonds	3,934,517	267,832	33
Total fixed maturity securities	$5,086,020	$302,363	41

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

2. Investments (continued)

As of September 30, 2025, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 95.4%. As of December 31, 2024, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.4%.

As of September 30, 2025 and December 31, 2024, there was none and one fixed maturity securities that was below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

As of September 30, 2025, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company’s historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	September 30, 2025	December 31, 2024
Unrealized depreciation on available-for-sale securities	$(141,855)	$(298,064)
Net unrealized depreciation on available-for-sale securities	$(141,855)	$(298,064)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2025, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$690,460	$690,176
Due after one year through five years	1,998,530	1,997,805
Due after five years through ten years	475,443	452,863
Due after ten years	1,352,026	1,233,760
Total fixed maturity securities	$4,516,459	$4,374,604

For the nine months ended September 30, 2025, the Company received $954,583 of proceeds from sales and maturities of investments in available-for-sale securities and had $0 of gross gains and $13,346 of gross losses realized, respectively. For the nine months ended September 30, 2024, the Company received $230,845 of proceeds from sales and maturities of investments in available-for-sale securities and did not have any gross gains and gross losses realized.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of September 30, 2025, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$574,263	$586,400
Due after one year through five years	702,713	718,413
Due after five years through ten years	69,142	76,491
Total other long-term investments	$1,346,118	$1,381,304

Other long-term investments by geographic distribution:

	(Unaudited)
	September 30, 2025%		December 31, 2024%
California	$193,614	14.4%	$222,946	13.4%
Florida	167,228	12.4	172,147	10.3
Georgia	62,474	4.6	80,877	4.9
Indiana	28,033	2.1	36,582	2.2
Massachusetts	591,312	43.9	739,269	44.3
New York	120,816	9.0	171,806	10.3
Ohio	45,397	3.4	69,288	4.1
Oregon	24,473	1.8	47,863	2.9
Pennsylvania	112,771	8.4	126,979	7.6
Total	$1,346,118	100.0%	$1,667,757	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of September 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited) September 30, 2025	December 31, 2024
Loan-To-Value-Ratio
80% to 90%	$298,500	$415,469
70% to 80%	2,587,911	3,067,864
60% to 70%	4,148,370	4,781,520
50% to 60%	1,550,697	1,803,956
Less than 50%	1,811,258	1,967,921
Total	$10,396,736	$12,036,730

Mortgage loans by geographic distribution:

State	(Unaudited) September 30, 2025%		December 31, 2024%
Alabama	$1,084,853	10.4%	$1,085,886	9.0%
Arizona	130,013	1.3	130,769	1.1
California	316,304	3.0	337,378	2.8
Florida	1,109,495	10.7	1,343,833	11.2
Georgia	243,410	2.3	246,738	2.0
Illinois	261,097	2.5	266,637	2.2
Indiana	406,166	3.9	621,855	5.2
Kentucky	690,830	6.6	702,819	5.8
Louisiana	373,386	3.6	376,698	3.1
Missouri	1,534,851	14.8	1,535,057	12.8
New Jersey	191,949	1.9	193,268	1.6
Ohio	164,748	1.6	165,719	1.4
Pennsylvania	-	-	109,450	0.9
South Carolina	318,805	3.1	321,322	2.7
Tennessee	1,469,091	14.1	1,607,106	13.3
Texas	2,101,738	20.2	2,937,172	24.4
Wisconsin	-	-	55,023	0.4
Total	$10,396,736	100.0%	$12,036,730	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

2. Investments (continued)

There were 2 mortgage loans with a combined principal balance of $511,720 that were 90 days or more past due and still accruing interest as of September 30, 2025. There was one mortgage loan with a principal balance of $305,848 that was 90 days or more past due and still accruing interest as of December 31, 2024. The Company had a mortgage loan allowance of $51,543 and $59,662 as of September 30, 2025 and December 31, 2024, respectively.

	(Unaudited) September 30, 2025	December 31, 2024
Beginning of year: mortgage loan allowance balance	$59,662	$74,663
Current year change in provision of estimated mortgage loan losses	(8,119)	(15,001)
End of year: mortgage loan allowance balance	$51,543	$59,662

Major categories of net investment income for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Fixed maturity securities	$58,912	$60,546	$168,108	$184,319
Other long-term assets	20,231	30,116	72,785	136,096
Mortgage loans	207,437	249,432	678,824	800,487
Short-term and other investments	33,962	110,765	125,336	368,638
Gross investment income	320,542	450,859	1,045,053	1,489,540
Investment expenses	(13,726)	(8,316)	(50,898)	(25,964)
Net investment income	$306,816	$442,543	$994,155	$1,463,576

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

September 30, 2025

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized as follows:

September 30, 2025 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$4,374,604	$-	$4,374,604
Total fixed maturity securities	$-	$4,374,604	$-	$4,374,604

December 31, 2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,190,902	$-	$5,190,902
Total fixed maturity securities	$-	$5,190,902	$-	$5,190,902

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2025 and December 31, 2024 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2025 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$5,782,538	$5,782,538	$5,782,538	$-	$-
Mortgage loans on real estate	10,396,736	9,513,838	-	-	9,513,838
Policy loans	4,017	4,017			4,017
Other long-term investments	1,346,118	1,381,304	-	-	1,381,304
Accrued investment income	170,872	170,872	-	-	170,872
Advances and notes receivable	24,951	24,951	-	-	24,951
Total financial assets	$17,725,232	$16,877,520	$5,782,538	$-	$11,094,982

Financial liabilities
Policyholders’ account balances	$14,836,772	$12,667,709	$-	$-	$12,667,709
Policy claims and other benefits	548,902	548,902	-	-	548,902
Total financial liabilities	$15,385,674	$13,216,611	$-	$-	$13,216,611

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,649,797	$6,649,797	$6,649,797	$-	$-
Mortgage loans on real estate	12,036,730	10,830,565	-	-	10,830,565
Policy loans	7,327	7,327	-	-	7,327
Other long-term investments	1,667,757	1,713,811	-	-	1,713,811
Accrued investment income	148,157	148,157	-	-	148,157
Advances and notes receivable	25,174	25,174	-	-	25,174
Total financial assets	$20,534,942	$19,374,831	$6,649,797	$-	$12,725,034

Financial liabilities
Policyholders’ account balances	$18,320,927	$9,458,270	$-	$-	$9,458,270
Policy claims and other benefits	932,284	932,284	-	-	932,284
Total financial liabilities	$19,253,211	$10,390,554	$-	$-	$10,390,554

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

September 30, 2025

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended September 30, 2025. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of September 30, 2025, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repealed the 80 percent limitation for taxable years beginning before January 1, 2021.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

4. Income Taxes (continued)

The Company and its subsidiaries have no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns, income tax returns in various state jurisdictions, and franchise tax returns in the state of Texas. The 2022 through 2024 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

5. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $1,096,777 as of September 30, 2025. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of September 30, 2025 are as follows:

2025	$25,634
2026	104,831
2027	98,723
Total operating lease payments, undiscounted	$229,188
Less: interest	(40,071)
Lease liability, at present value	$189,117

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

Results of Operations – Three and Nine Months Ended September 30, 2025 and 2024

Revenues

Revenues are primarily from life insurance premium income and investment income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Premiums and other considerations	$979,886	$1,171,460	$3,430,986	$3,247,747
Net investment income	306,816	442,543	994,155	1,463,576
Net realized losses on investments	(317)	-	(13,346)	-
Commission income	49,288	45,042	79,752	88,699
Total revenues	$1,335,673	$1,659,045	$4,491,547	$4,800,022

Total revenues decreased by $323,372 and $308,475 for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The decreases for the three and nine months ended September 30, 2025 were primarily a result of net investment income decreases due to less total invested assets as the Company has decided to sell less annuities and focus more on life insurance sales over the last few years. New policy sales have increased slightly as we continue to successfully produce new business which has led to increased premiums and other considerations for the full nine months ended. Commission income has remained similar compared to the prior year. The Company also accepted annuity considerations during 2025 and 2024. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,336,913 and $5,264,658 for the three and nine months ended September 30, 2025, decreases of $688,749 and $235,420 from $2,025,662 and $5,500,078 for the three and nine months ended September 30, 2024, respectively. Significant expense categories are discussed below.

Total Benefits and Claims – Expenses were $213,010 and $1,331,988 for the three and nine months ended September 30, 2025 and $490,848 and $1,639,945 for the three and nine months ended September 30, 2024, respectively. There were decreases to the increase in future policy benefits, death and other benefits, and in interest credited to policyholders. The strategy related for the decrease in interest credited to policyholders is the Company has issued less annuities in the last couple of years. During that time, our focus has been more on issuing new life insurance business and based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance, this has resulted in similar increases in future policy benefits from period to period. In addition, death and benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $534,068 and $1,709,164 for the three and nine months ended September 30, 2025 compared to $810,855 and $2,210,367 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended, the commission expenses are consistent with the amounts of new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $17,459 and increased $2,604 for the three and nine months ended September 30, 2025 compared to the same periods in the prior year, respectively. For the three and nine months ended, these expenses have remained similar. The Company has decided to use external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the salaries and employee benefits expense.

Other Expenses – Professional fees continue to be one of the larger contributing expenses to the overall total expenses. The professional fees consist of public accounting firm fees, consulting actuarial fees, and the external consultants mentioned above in the salaries and employee benefits section.

Net Loss

The net loss was $773,111, or $(0.05) per share, for the nine months ended September 30, 2025 compared to a net loss of $700,056 or $(0.04) per share, for the nine months ended September 30, 2024. For the three months ending September 30, the net loss was $1,240 or $0.00 per share in 2025 and $366,617 or $(0.02) per share in 2024. The decrease and increase of the net loss for the three- and nine- months ending September 30, 2025, respectively, was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 16,113,508 and 15,999,543 for the nine months ended September 30, 2025 and 2024, respectively. The weighted average common shares outstanding and subscribed were 16,142,452 and 16,061,114 for the three months ended September 30, 2025 and 2024, respectively.

Financial Position – As of September 30, 2025 and December 31, 2024

Total assets of the Company decreased from $33,811,480 as of December 31, 2024 to $30,167,544 as of September 30, 2025, a decrease of $3,643,936 and was primarily attributable to annuity surrenders which reduced both assets and liabilities. Assets that increased or decreased materially in 2025 were invested assets, cash and cash equivalents, and deferred acquisition costs.

Total investments decreased by $2,781,241, or 14.7%. This decrease was primarily due to maturities and payoffs. Cash and cash equivalents also decreased in order to pay off the annuity surrenders mentioned above. All non-operating cash is held in interest bearing cash equivalent accounts.

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

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased by $3,249,289 at September 30, 2025 compared to December 31, 2024. That decrease is primarily due to a decrease in annuity policies as we focus more on life insurance production.

Total shareholders’ equity of the Company decreased from $10,437,692 as of December 31, 2024 to $10,356,285 as of September 30, 2025, a decrease of $81,407. The decrease is mainly due to the net loss for the period. That decrease was primarily offset by the additional capital raised during 2025 and the change in accumulated other comprehensive loss due to interest rate movements in the market for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through September 30, 2025, we received $29,270,760 from the sale of 16,156,702 shares and incurred offering costs of $2,771,251. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 43,920 shares held by TRLIC and the 3,000 shares held by TRCC total 46,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $5,782,538 as of September 30, 2025. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $1,096,777 as of September 30, 2025. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. At the beginning of 2023, the Company began another private placement stock offering which has raised $4,523,123 and incurred $33,941 of offering costs through the subscription of 603,083 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

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

TEXAS REPUBLIC CAPITAL CORPORATION a Texas corporation

November 14, 2025	By:	/s/ Timothy R. Miller
Timothy R. Miller, President and Chief Executive Officer

November 14, 2025	By:	/s/ Shane S. Mitchell
Shane S. Mitchell, Chief Financial Officer