Form 10-K
period 2025-12-31
Texas Republic Capital Corp
filed 2026-04-01
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the fiscal year ended December 31, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common stock $.01 par value as of March 16, 2026: 16,140,570 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2026 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

Texas Republic Capital Corporation

Exhibit 21.1

Exhibit 24.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104.FIL

i

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018 the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019 the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at December 31, 2025.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020 the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at December 31, 2025.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2027, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $4,620,908 and incurred $35,903 of offering costs from the subscription of 616,121 shares through December 31, 2025 from this offering.

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

Reinsurance

TRLIC utilizes reinsurance to cede excess risk allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth and risk diversification. TRLIC reinsures most amounts of risk on any one life in excess of $50,000 for individual life insurance to our reinsurance partners. The Company works with multiple partners to ensure the best terms and additional diversification.

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

Employees

Our workforce is our most important asset and a key competitive advantage. As of February 28, 2026, the Company had nine full-time employees.

Item 2. Properties

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2025 are as follows:

2026	$104,831
2027	98,723
Total operating lease payments, undiscounted	$203,554
Less: interest	(36,258)
Lease liability, at present value	$167,296

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

As of March 16, 2026, there were approximately 1,691 shareholders of the Company’s outstanding common stock.

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

On April 2, 2014, the Company commenced an offering of 5,000,000 shares of common stock at $5.00 per share ($25,000,000 maximum) with a 10% over sale provision, in an intrastate public offering registered with the Texas State Securities Board. This offering ended on April 2, 2017 and was sold only to Texas residents pursuant to an exemption from the 1933 Act contained in Section 3(a)(11) of the 1933 Act and Rule 147 promulgated by the SEC. It was sold by issuer agents registered with the Texas State Securities Board. The Company raised $10,010,485 and incurred offering costs of $1,444,127 from the sale of 2,002,097 shares in this offering.   On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements. On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2027, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $4,620,908 and incurred $35,903 of offering costs from the subscription of 616,121 shares through December 31, 2025 from this offering.

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

Real estate held for sale is carried at cost. Investment real estate obtained through foreclosure on mortgage loans on real estate is carried at the lower of acquisition cost or net realizable value.

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

Deferred Policy Acquisition Costs

Commissions and other acquisition costs which vary with and are primarily related to the successful production of new and renewal insurance contracts are deferred and amortized on a constant level basis over the expected life of the related insurance contracts. With the adoption of ASU 2018-12, impairment testing is no longer applicable to deferred policy acquisition costs. The Company, however, reviews and updates actuarial experience assumptions (such as mortality, surrenders, lapse, and premium persistency) serving as inputs to the models that establish the expected life for deferred policy acquisition costs and other actuarial balances at least once each year, or more frequently if evidence suggests assumptions should be revised. The Company makes model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.

Deferred policy acquisition costs are amortized by issue year month and product cohorts (defined as the unit for asset amortization measurement) with the amortization based upon projected policy counts. In addition, since the amortization of deferred policy acquisition costs is no longer impacted by investment gains and losses, the unrealized gain (loss) adjustment is also no longer applicable to accumulated other comprehensive income (loss).

Deferred Sales Inducement Costs

Sales inducement costs (SIC) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability for annuities is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. This liability for universal life policies is generally equal to the accumulated account balance which generally is premium received less amounts used to pay mortality, insurance costs, and expense charges. Interest crediting rates for individual annuities range from 1.55% to 6.00%.

Future Policy Benefits

Our liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. Estimating liabilities for life insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing and operating expense levels.

For life insurance products, expected mortality and morbidity is generally based on the Company’s expectations, historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Since many of these factors are interdependent and subject to volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that previously estimated.

The Company reviews and updates, if necessary, assumptions used to measure cash flows for the liability for future policy benefits at least once annually, or more frequently if evidence suggests that assumptions should be revised. Actual cash flows are grouped into issue year cohorts for this liability for future policy benefits calculation. A change in the liability for future policy benefits as a result of updating cash flow assumptions is recognized in net income.

Discount rate assumptions are selected in accordance with the applicable duration of the life insurance contracts based on the future benefit liability cash flow projection and are prescribed as the current upper-medium grade (low credit risk) fixed income instrument yield. If the discount rate is updated at any reporting date, the impact of the discount rate update is recognized in accumulated other comprehensive income (loss).

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

Results of Operations – Years Ended December 31, 2025 and 2024

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	December 31, 2025	December 31, 2024
Premiums and other considerations	$5,144,327	$4,348,428
Net investment income	1,254,928	1,862,039
Net realized investment losses	(13,346)	-
Commission income	191,047	176,530
Total revenues	$6,576,956	$6,386,997

Total revenues increased by $189,959, or 3%, for the year ended December 31, 2025. This increase was a result of increased new policy sales in the life insurance company and additional commission income earned in the agencies. There were reductions in net investment income and net realized investment losses compared to the prior year which offset the total revenue growth. Net investment income decreased primarily from less total investable assets in the current year compared to the prior year.

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

Expenses were $7,134,297 for the year ended December 31, 2025, an increase of $30,422 from $7,103,875 for the year ended December 31, 2024. Significant expense categories are discussed below.

Total Benefits and Claims – Claims and benefit expenses were $1,914,832 and $1,933,606 for the twelve months ended December 31, 2025 and 2024, respectively. The decrease of $18,774 is primarily related to the increase in future policy benefits and death and other benefits which was fully offset by the decrease in interest credited to policyholders from this year compared to the previous year. The decrease in interest credited to policyholders was expected as we have sold less new annuities in recent years. The other increases are to be expected based on new sales production, increased insurance volume, number of insureds covered, and the passage of time since policy issuance on life insurance policies. Furthermore, death and other benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $2,234,732 and $2,854,532 for the twelve months ended December 31, 2025 and 2024, respectively. The decrease of $619,800 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $46,751 for the year ended December 31, 2025. The decrease is primarily related to the reduced costs associated with less full-time employees which was slightly offset by wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the costs in salaries and employee benefits.

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

Net Loss

The net loss was $557,341, or $(0.03) per share, for the year ended December 31, 2025 compared to a net loss of $716,878, or $(0.04) per share, for the year ended December 31, 2024. The $159,537, or 22%, improvement in the net loss was primarily attributable to the increases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 16,125,197 and 16,020,894 for the years ending December 31, 2025 and 2024, respectively.

Financial Position – As of December 31, 2025 and 2024

Total assets of the Company decreased from $33,849,665 as of December 31, 2024 to $31,669,110 as of December 31, 2025, a decrease of $2,180,555 or 6% and was primarily attributable to annuity surrenders which reduced both assets and liabilities. Assets that increased or decreased materially in 2025 were fixed maturity securities, mortgage loans, other long-term investments, cash and cash equivalents, reinsurance recoverable, and deferred acquisition costs.

Total investments decreased by $4,418,345, or 23%. This decrease was primarily due to maturities and payoffs. Cash and cash equivalents primarily increased due to those maturities and payoffs. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted increases to net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available. As a result, net investment yield remained relatively stable for the year ended December 31, 2025 compared to the year ended December 31, 2024 considering the overall decrease of investable assets.

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

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased $2,025,338 at December 31, 2025 compared to December 31, 2024. The decrease is primarily related to annuity surrenders.

Total shareholder equity of the Company increased from $10,684,336 as of December 31, 2024 to $10,832,581 as of December 31, 2025, an increase of $148,245. The increase is mainly due to the additional capital raised during 2025. That increase was primarily offset by the net loss for the year ended December 31, 2025. There was also a decrease in net unrealized losses in the investment portfolio at December 31, 2025 compared to December 31, 2024 because of interest rate movements in the market and a remeasurement loss on future policy benefits related to discount rate.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through December 31, 2025, we received $29,368,545 from the sale of 16,169,740 shares and incurred offering costs of $2,773,213. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 43,920 shares held by TRLIC and the 3,000 shares held by TRCC total 46,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $8,657,535 as of December 31, 2025. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $3,712,164 as of December 31, 2025. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Texas Republic Capital Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Texas Republic Capital Corporation and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the liability for future policy benefits and deferred acquisition costs effective December 31, 2025, with a transition date of January 1, 2024, due to the adoption of Accounting Standard Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU No. 2018-12).

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

Amortization of Deferred Policy Acquisition Costs – Refer to Note 1and 6

Critical Audit Matter Description

The Company’s products include traditional life insurance contracts, annuities and universal life products in which certain acquisition costs are capitalized and the expenses are deferred into future periods. Management amortizes the capitalized costs on a constant level basis over the expected life of the contracts. The amortization occurs by grouping contracts and their capitalized costs by issue year and by product cohorts, with the amortization based on projected policy counts inclusive of actuarial projections and assumptions as to the life of the grouped contracts. The unamortized deferred policy acquisition cost asset was $ 5.2 million as of December 31, 2025.

As a result, the audit of this area requires a high degree of judgment due to the complex nature of determining the amortization of these deferred costs.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the amortization of the unamortized deferred policy acquisition cost asset included, among others, the following:

●	We gained an understanding of the processes utilized and controls implemented in grouping contracts and in amortizing the deferred policy acquisition costs.

●	We tested data utilized by management for completeness and accuracy.

●	We engaged an independent actuarial specialist to assist with the testing of amortization and the review and evaluation of the assumptions and methodologies used by management in determining the life of the grouped contracts.

Future Policy Benefit Reserves – Refer to Note 1 and 7

Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities. Such liabilities are established based on actuarial assumptions at the time policies are issued. Management applies considerable judgment in developing the assumptions based on expectations of future economic conditions and policyholder behavior. These assumptions include policyholder mortality, persistency, investment yields and discount rates, among other necessary assumptions. Assumptions are periodically reviewed and updated, if necessary, with the changes in assumptions impacting the resulting liability and earnings of the Company. Further, life contracts are discounted to present value based on the current upper-medium grade fixed income instrument yield which further impacts the resulting liability and overall comprehensive income of the Company. The Company’s future policy benefits liability was $ 2.4 million as of December 31, 2025.

The audit of future policy benefits requires a high degree of auditor judgment when considering the judgment required in determining assumptions and complex models management utilizes.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the liability for future policy benefits included the following procedures, among others:

●	We gained an understanding of the processes utilized and controls implemented in determining the valuation of future policy benefits.

●	We tested the underlying data used by management in developing the valuation and the completeness and accuracy of the data.

●	We obtained assumption information utilized and subsequent experience studies.

●	We engaged an independent actuarial specialist to evaluate the assumptions and methodologies for reasonableness, to develop an independent estimate of future policy benefits on a sample basis and to evaluate and review management’s development of experience studies.

We have served as the Company’s auditor since 2012.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

March 31, 2026

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2025	December 31, 2024
Assets		(Restated)
Available-for-sale fixed maturity securities at fair value (Amortized cost: $4,315,636 and $5,488,966 as of December 31, 2025 and 2025, respectively)	$4,183,017	$5,190,902
Mortgage loans, net of allowance	8,857,541	12,036,730
Investment real estate	305,682	-
Policy loans	6,798	7,327
Other long-term investments	1,131,333	1,667,757
Total investments	14,484,371	18,902,716
Cash and cash equivalents	8,657,535	6,649,797
Accrued investment income	143,403	148,157
Due premium	72,468	81,955
Reinsurance recoverable	1,038,232	1,336,260
Deferred policy acquisition costs	5,235,807	4,552,747
Deferred sales inducement costs	15,959	53,773
Advances and notes receivable, net of allowance	77,083	25,174
Leased property – right to use	167,296	254,581
Prepaid assets	41,709	46,357
Intangible assets, net of accumulated amortization	147,508	196,678
Furniture and equipment, net	12,980	16,290
Other assets	1,574,759	1,585,180
Total assets	$31,669,110	$33,849,665

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$16,640,404	$19,296,073
Future policy benefits	2,423,308	1,863,742
Policy claims and other benefits	662,198	932,284
Liability for deposit-type contracts	131,895	195,039
Other policyholder liabilities	461,202	57,207
Total policy liabilities	20,319,007	22,344,345
Lease liability	167,296	254,581
Other liabilities	350,226	566,403
Total liabilities	20,836,529	23,165,329

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized,15,600,539 issued as of December 31, 2025 and 2024, 15,553,619 outstanding as of December 31, 2025 and 2024, and 616,121 and 531,392 subscribed as of December 31, 2025 and December 31, 2024, respectively	162,167	161,319
Additional paid-in capital	26,433,165	25,802,694
Treasury stock, at cost (46,920 shares as of December 31, 2025 and 2024)	(47,720)	(47,720)
Accumulated other comprehensive loss	(92,421)	(166,688)
Accumulated deficit	(15,622,610)	(15,065,269)
Total shareholders’ equity	10,832,581	10,684,336
Total liabilities and shareholders’ equity	$31,669,110	$33,849,665

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024
Revenues		(Restated)
Premiums and other considerations	$5,144,327	$4,348,428
Net investment income	1,254,928	1,862,039
Net realized losses on investments	(13,346)	-
Commission income	191,047	176,530
Total revenues	6,576,956	6,386,997
Benefits, claims and expenses
Increase in future policy benefits	480,986	341,177
Death and other benefits	754,730	673,874
Interest credited to policyholders	679,116	918,555
Total benefits and claims	1,914,832	1,933,606
Policy acquisition costs deferred	(1,576,137)	(2,332,262)
Policy acquisition costs amortized	893,077	1,159,960
Commissions	2,234,732	2,854,532
Salaries and employee benefits	2,066,954	2,113,705
Office rent	99,241	97,672
Third-party administration fees	300,463	149,819
Travel, meals, and entertainment	54,463	66,732
Professional fees	470,132	494,478
Other general and administrative expenses	676,540	565,633
Total benefits, claims and expenses	7,134,297	7,103,875
Net loss	$(557,341)	$(716,878)

Net loss per common share outstanding and subscribed	$(0.03)	$(0.04)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2025	2024
		(Restated)
Net loss	$(557,341)	$(716,878)
Other comprehensive income
Total net unrealized gains (losses) arising during the period	152,099	(10,793)
Plus net realized investment losses	13,346	-
Net unrealized investment gains (losses)	165,445	(10,793)
Remeasurement gains (losses) on future policy benefits related to discount rate	(91,178)	131,376
Total other comprehensive income	74,267	120,583
Total comprehensive loss	$(483,074)	$(596,295)

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2025 and 2024

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated |Deficit	Total Shareholders’ Equity
Balance as of January 1, 2024	$159,598	$24,519,315	$(47,720)	$(287,271)	$(14,348,391)	$9,995,531
Common stock shares subscribed, net of issuance costs	1,721	1,283,379	-	-	-	1,285,100
Other comprehensive income	-	-	-	120,583	-	120,583)
Net loss	-	-	-	-	(716,878)	(716,878)
Balance as of December 31, 2024 (Restated)	$161,319	$25,802,694	$(47,720)	$(166,688)	$(15,065,269)	$10,684,336

Common stock shares subscribed, net of issuance costs	848	630,471	-	-	-	631,319
Other comprehensive income	-	-	-	74,267	-	74,267
Net loss	-	-	-	-	(557,341)	(557,341)
Balance as of December 31, 2025	$162,167	$26,433,165	$(47,720)	$(92,421)	$(15,622,610)	$10,832,581

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Operating activities		(Restated)
Net loss	$(557,341)	$(716,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(117,862)	(191,474)
Net realized capital losses	13,346	-
Provision for depreciation and amortization	55,024	56,174
Policy acquisition costs deferred	(1,576,137)	(2,332,262)
Policy acquisition costs amortized	893,077	1,159,960
Mortgage loan origination fees deferred	(6,708)	-
Amortization of mortgage loan origination fees	37,658	20,601
Provision for estimated mortgage loan losses	(15,820)	(15,001)
Provision for estimated uncollectible advances and notes receivable	-	(7,649)
Interest credited to policyholders	679,116	918,555
Change in assets and liabilities:
Accrued investment income	4,754	44,878
Due premium	9,487	(60,741)
Reinsurance recoverable	298,028	(464,570)
Advances and notes receivable	(51,909)	218,157
Prepaid assets	4,648	(3,736)
Other assets	10,421	3,994
Future policy benefits	336,343	735,120
Policy claims	(270,086)	(82,667)
Other policy liabilities	403,995	29,070
Other liabilities	(216,177)	43,014
Net cash used in operating activities	(66,143)	(645,455)

Investing activities
Purchases of furniture and equipment	(2,544)	(3,786)
Sales of available for sale securities	1,154,583	380,845
Purchases of mortgage loans	(670,800)	-
Payments on mortgage loans	3,550,729	3,021,268
Policy loans	529	7,689
Payments on other long-term investments	638,135	1,384,831
Net cash provided by investing activities	4,670,632	4,790,847

Financing activities
Proceeds from the subscription and issuance of common stock	631,319	1,285,100
Policyholder deposits	4,087,923	3,534,640
Policyholder withdrawals	(7,252,849)	(14,163,862)
Deposit-type contracts - deposits	599	24,546
Deposit-type contracts - withdrawals	(63,743)	(55,182)
Net cash used in financing activities	(2,596,751)	(9,374,758)

Increase (decrease) in cash and cash equivalents	2,007,738	(5,229,366)
Cash and cash equivalents, beginning of period	6,649,797	11,879,163
Cash and cash equivalents, end of period	$8,657,535	$6,649,797

Supplemental disclosure of non-cash investing activities
Reductions in mortgage loans due to foreclosure	$305,682	$-
Investment real estate acquired through foreclosure	(305,682)	-

See notes to consolidated financial statements.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018, the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019, the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at December 31, 2025.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020, the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at December 31, 2025.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2027, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $4,620,908 and incurred $35,903 of offering costs from the subscription of 616,121 shares through December 31, 2025 from this offering.

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

December 31, 2025 and 2024

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

Real estate held for sale is carried at cost. Investment real estate obtained through foreclosure on mortgage loans on real estate is carried at the lower of acquisition cost or net realizable value.

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

December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market instruments.

Deferred Policy Acquisition Costs

Commissions and other acquisition costs which vary with and are primarily related to the successful production of new and renewal insurance contracts are deferred and amortized on a constant level basis over the expected life of the related insurance contracts. With the adoption of ASU 2018-12, impairment testing is no longer applicable to deferred policy acquisition costs. The Company, however, reviews and updates actuarial experience assumptions (such as mortality, surrenders, lapse, and premium persistency) serving as inputs to the models that establish the expected life for deferred policy acquisition costs and other actuarial balances at least once each year, or more frequently if evidence suggests assumptions should be revised. The Company makes model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.

Deferred policy acquisition costs are amortized by issue year month and product cohorts (defined as the unit for asset amortization measurement) with the amortization based upon projected policy counts. In addition, since the amortization of deferred policy acquisition costs is no longer impacted by investment gains and losses, the unrealized gain (loss) adjustment is also no longer applicable to accumulated other comprehensive income (loss).

For the years ended December 31, 2025 and 2024, capitalized costs were $1,576,137 and $2,332,262, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2025 and 2024 were $893,077 and 1,159,960, respectively.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $15,959 and $53,773 of SIC deferred at December 31, 2025 and 2024, respectively. For the twelve months ended December 31, 2025 there was $0 of SIC deferred and $37,814 of SIC amortized. There was $0 of SIC deferred and $161,112 of SIC amortized during the twelve months ended December 31, 2024.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had no allowance for possible uncollectable agent balances as of December 31, 2025 and 2024.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $167,296 and $254,581 as of December 31, 2024 and 2023, respectively.

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

December 31, 2025 and 2024

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability for annuities is generally equal to the accumulated account deposits plus applicable bonus and interest credited less policyholders’ withdrawals and other charges assessed against the account balance. This liability for universal life policies is generally equal to the accumulated account balance which generally is premium received less amounts used to pay mortality, insurance costs, and expense charges. Interest crediting rates for individual annuities range from 1.55% to 6.00%.

Future Policy Benefits

Our liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. Estimating liabilities for life insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing and operating expense levels.

For life insurance products, expected mortality and morbidity is generally based on the Company’s expectations, historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Since many of these factors are interdependent and subject to volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that previously estimated.

The Company reviews and updates, if necessary, assumptions used to measure cash flows for the liability for future policy benefits at least once annually, or more frequently if evidence suggests that assumptions should be revised. Actual cash flows are grouped into issue year cohorts for this liability for future policy benefits calculation. A change in the liability for future policy benefits as a result of updating cash flow assumptions is recognized in net income.

Discount rate assumptions are selected in accordance with the applicable duration of the life insurance contracts based on the future benefit liability cash flow projection and are prescribed as the current upper-medium grade (low credit risk) fixed income instrument yield. If the discount rate is updated at any reporting date, the impact of the discount rate update is recognized in accumulated other comprehensive income (loss).

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

Revenue Recognition

Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits consist principally of whole life insurance policies. Limited payment life insurance policies defer gross premiums received in excess of net premiums, which is then recognized in income in a constant relationship with insurance in-force. For universal life and annuities, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, policy receipts for universal life policies and annuities are not reported as revenue, but as deposits. Policy premium revenue for universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed during the period.

Net Loss Per Common Share Outstanding and Subscribed

Net income or loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 16,125,197 and 16,020,894 for the years ending December 31, 2025 and 2024, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid fees for this service to FTFC of $6,708 and $0 under the agreement for the years ending December 31, 2025 and 2024, respectively.

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of December 31, 2025 there have been six groups covered under this agreement. For the year ended December 31, 2025, there were $1,664,413 of premiums ceded and $1,651,843 of commissions, death and other benefits, administrative expenses, change in deferred policy acquisition costs amortized and changes in future policy benefits ceded. For the year ended December 31, 2024, there were $1,506,722 of premiums ceded and $2,090,467 of commissions, death and other benefits, administrative expenses, change in deferred policy acquisition costs amortized and changes in future policy benefits ceded. In addition, there was a reduction to deferred policy acquisition costs and a reinsurance recoverable of $1,698,156 and $420,670, respectively, on the consolidated statements of financial position at December 31, 2025 compared to $1,343,182 and $517,400 at December 31, 2024.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure in the financial statements through the date the financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. The Company adopted ASU 2018-12 on a modified retrospective basis such that adjustments were made to confirm to ASU 2018-12 effective January 1, 2024.

Adoption of the standard impacted our previously reported consolidated financial results as follows:

As of December 31, 2024	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Financial Position
Deferred policy acquisition costs	4,514,562	38,185	4,552,747
Total assets	33,811,480	38,185	33,849,665
Future policy benefits	2,072,201	(208,459)	1,863,742
Total liabilities	23,373,788	(208,459)	23,165,329
Accumulated other comprehensive loss	(298,064)	131,376	(166,688)
Accumulated deficit	(15,180,537)	115,268	(15,065,269)
Total stockholders’ equity	10,437,692	246,644	10,684,336

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

Year Ended December 31, 2024	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Operations
Increase in future policy benefits	$418,260	$(77,083)	$341,177
Policy acquisition costs amortized	1,198,145	(38,185)	1,159,960
Total benefits, claims and expenses	7,219,143	(115,268)	7,103,875
Net loss	(832,146)	115,268	(716,878)
Net loss per common share outstanding and subscribed	(0.05)	0.01	(0.04)

Year Ended December 31, 2024	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Comprehensive Loss
Net loss	$(832,146)	$115,268	$(716,878)
Remeasurement gains on future policy benefits related to discount rate	-	131,376	131,376
Total other comprehensive income (loss)	(10,793)	131,376	120,583
Total comprehensive loss	(842,939)	246,644	(596,295)

Recently Issued Accounting Pronouncements

Expense Disaggregation Disclosures

In November 2024, the FASB issued amendments (Accounting Standards Update 2024-03) to disclose more granular information about costs of sales and general and administrative expenses including employee compensation to improve the disclosure about a public enterprise’s expenses by providing more detailed information about the types of expenses commonly presented in expense captions such as costs of sales and general and administrative expenses.

The amendments in this Update require disclosing, in the notes to the financial statements, the following specified information about costs and expenses included in general captions on the face of the financial statements at each interim and annual reporting period of the entity: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion and amortization recognized as part of oil and gas producing activities or other amounts of depletion expenses.

An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. In addition, the amendments in this Update do not change or remove current expense disclosure requirements including those of specialized industries.

The amendments to this Update are effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company anticipates adopting and disclosing the information required by this Update for year-end reporting in 2027 and interim reporting beginning in first quarter 2028.

In January 2025, the FASB issued Accounting Standards Update 2025-01 that amended Accounting Standards Update 2024-03 to clarify the effective date of the original pronouncement regarding Expense Disaggregation Disclosures. The FASB’s intent in Accounting Standards Update 2024-03 was that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The FASB acknowledges, however, that there was ambiguity that only potentially affected non-calendar year-end entities when Accounting Standards Update 2024-03 was issued.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

The amendment in this pronouncement amends the effective date of Accounting Standards Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Accounting Standards Update 2024-03 is permitted. This amendment does not impact the Company.

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of December 31, 2025 and 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,315,636	$14,164	$146,783	$4,183,017
Total fixed maturity securities	$4,315,636	$14,164	$146,783	$4,183,017

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$5,488,966	$4,299	$302,363	$5,190,902
Total fixed maturity securities	$5,488,966	$4,299	$302,363	$5,190,902

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2025 and 2024 are summarized as follows:

		Unrealized	Number of
December 31, 2025	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$201,924	$933	1

Greater than 12 months
Corporate bonds	2,434,870	145,850	18
Total fixed maturity securities	$2,636,794	$146,783	19

		Unrealized	Number of
December 31, 2024	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,151,503	$34,531	8

Greater than 12 months
Corporate bonds	3,934,517	267,832	33
Total fixed maturity securities	$5,086,020	$302,363	41

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

2. Investments (continued)

As of December 31, 2025, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.7%. As of December 31, 2024, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.4%.

As of December 31, 2025 and 2024, there was no and one fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

As of December 31, 2025 and 2024, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company's historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive loss for investments classified as available-for-sale are summarized as follows:

	December 31, 2025	December 31, 2024
Unrealized appreciation (depreciation) on available-for-sale securities	$(132,619)	$(298,064)
Net unrealized appreciation (depreciation) on available-for-sale securities	$(132,619)	$(298,064)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2025, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$837,708	$838,702
Due after one year through five years	1,651,733	1,654,457
Due after five years through ten years	474,883	452,959
Due after ten years	1,351,312	1,236,899
Total fixed maturity securities	$4,315,636	$4,183,017

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

2. Investments (continued)

For the year ended December 31, 2025, the Company received $1,154,583 of proceeds from sales and maturities of investments in available-for-sale securities and had $0 gross gains and $13,346 gross losses realized, respectively. For the year ended December 31, 2024, the Company received $380,845 of proceeds from sales and maturities of investments in available-for-sale securities and did not have any gross gains and gross losses realized, respectively.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of December 31, 2025, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$490,089	$495,737
Due after one year through five years	598,230	610,077
Due after five years through ten years	43,014	46,111
Total other long-term investments	$1,131,333	$1,151,925

Other long-term investments by geographic distribution:

	December 31, 2025%		December 31, 2024%
California	$151,151	13.3%	$222,946	13.4%
Florida	152,662	13.5	172,147	10.3
Georgia	56,322	5.0	80,877	4.9
Indiana	28,234	2.5	36,582	2.2
Massachusetts	510,547	45.1	739,269	44.3
New York	64,564	5.7	171,806	10.3
Ohio	39,321	3.5	69,288	4.1
Oregon	24,655	2.2	47,863	2.9
Pennsylvania	103,877	9.2	126,979	7.6
Total	$1,131,333	100.0%	$1,667,757	100.0%

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of December 31, 2025 and 2024 are summarized as follows:

Loan-to-value ratio	December 31, 2025	December 31, 2024
80% to 90%	$-	$415,469
70% to 80%	1,904,460	3,067,864
60% to 70%	3,318,453	4,781,520
50% to 60%	1,897,324	1,803,956
Less than 50%	1,737,304	1,967,921
Total	$8,857,541	$12,036,730

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

2. Investments (continued)

Mortgage loans by geographic distribution:

State	December 31, 2025%		December 31, 2024%
Alabama	$1,084,493	12.2%	$1,085,886	9.0%
Arizona	129,750	1.5	130,769	1.1
California	314,445	3.5	337,378	2.8
Florida	920,063	10.4	1,343,833	11.2
Georgia	242,161	2.7	246,738	2.1
Illinois	168,262	1.9	266,637	2.2
Indiana	203,797	2.3	621,855	5.2
Kentucky	686,690	7.7	702,819	5.8
Louisiana	79,713	0.9	376,698	3.1
Missouri	245,317	2.8	1,535,057	12.8
New Jersey	191,490	2.2	193,268	1.6
Ohio	386,314	4.4	165,719	1.4
Pennsylvania	-	-	109,450	0.9
South Carolina	258,239	2.9	321,322	2.7
Tennessee	1,407,054	15.9	1,607,106	13.3
Texas	2,539,753	28.7	2,937,172	24.4
Wisconsin	-	-	55,023	0.4
Total	$8,857,541	100.0%	$12,036,730	100.0%

There was one mortgage loan with a principal balance of $206,076 that was 90 days or more past due and still accruing interest as of December 31, 2025. There was one mortgage loan with a principal balance of $305,848 that was 90 days or more past due and still accruing interest as of December 31, 2024. The Company had a mortgage loan allowance of $43,842 and $59,662 as of December 31, 2025 and 2024, respectively.

	December 31, 2025	December 31, 2024
Beginning of year: mortgage loan allowance balance	$59,662	$74,663
Current year change in provision of estimated mortgage loan losses	(15,820)	(15,001)
End of year: mortgage loan allowance balance	$43,842	$59,662

Investment real estate

During 2025, the Company foreclosed on one residential mortgage loan of real estate totaling $305,682 and transferred that property to investment real estate held for sale. The Company did not have any foreclosures during 2024.

Major categories of net investment income for the years ended December 31, 2025 and 2024 are summarized as follows:

	For the Years Ended December 31,
	2025	2024

Fixed maturity securities	$220,350	$243,366
Other long-term assets	101,007	179,565
Mortgage loans	836,474	1,045,182
Short-term and other investments	165,839	442,701
Gross investment income	1,323,670	1,910,814
Investment expenses	(68,742)	(48,775)
Net investment income	$1,254,928	$1,862,039

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024 are summarized as follows:

December 31, 2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$4,183,017	$-	$4,183,017
Total fixed maturity securities	$-	$4,183,017	$-	$4,183,017

December 31, 2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$5,190,902	$-	$5,190,902
Total fixed maturity securities	$-	$5,190,902	$-	$5,190,902

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service. The third-party investment service provides quoted prices which use observable inputs in developing such rates.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2025 and 2024 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,657,535	$8,657,535	$8,657,535	$-	$-
Mortgage loans on real estate	8,857,541	8,163,641	-	-	8,163,641
Policy loans	6,798	6,798	-	-	6,798
Other long-term investments	1,131,333	1,151,925	-	-	1,151,925
Accrued investment income	143,403	143,403	-	-	143,403
Advances and notes receivable	77,083	77,083	-	-	77,083
Total financial assets	$18,873,693	$18,200,385	$8,657,535	$-	$9,542,850

Financial liabilities
Policyholders’ account balances	$16,640,404	$14,315,453	$-	$-	$14,315,453
Policy claims and other benefits	662,198	662,198	-	-	662,198
Total financial liabilities	$17,302,602	$14,977,651	$-	$-	$14,977,651

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,649,797	$6,649,797	$6,649,797	$-	$-
Mortgage loans on real estate	12,036,730	10,830,565	-	-	10,830,565
Policy loans	7,327	7,327	-	-	7,327
Other long-term investments	1,667,757	1,713,811	-	-	1,713,811
Accrued investment income	148,157	148,157	-	-	148,157
Advances and notes receivable	25,174	25,174	-	-	25,174
Total financial assets	$20,534,942	$19,374,831	$6,649,797	$-	$12,725,034

Financial liabilities
Policyholders’ account balances	$19,296,073	$10,433,416	$-	$-	$10,433,416
Policy claims and other benefits	932,284	932,284	-	-	932,284
Total financial liabilities	$20,228,357	$11,365,700	$-	$-	$11,365,700

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

4. Intangible Assets

The Company capitalized certain costs relating to internally developed software.

Intangible assets as of December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025	December 31, 2024
Software	$341,256	$341,256
Total Intangible assets	341,256	341,256
Less - accumulated amortization	(193,748)	(144,578)
Intangible assets net of accumulated amortization	$147,508	$196,678

5. Property and Equipment

Property and equipment as of December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025	December 31, 2024
Total property and equipment	$97,781	$95,237
Less - accumulated depreciation	(84,801)	(78,947)
Property and equipment net of accumulated depreciation	$12,980	$16,290

6. Deferred Policy Acquisition Costs

Incremental direct costs of insurance contract acquisition as well as certain costs that vary with and are directly related to acquisition activities (underwriting, policy issuance and processing, medical and inspection and sales force contract selling) for the successful acquisition of new and renewal insurance policies, universal life, and annuity contracts are capitalized in the period they are incurred. Maintenance costs and acquisition costs that are not deferrable are charged to operating expenses as incurred.

For our long-duration insurance products, universal life, and annuity contracts, deferred policy acquisition costs are amortized on a constant level basis over the expected life of the contracts using groupings and assumptions consistent with those used in computing policyholder liabilities. For each of our long-duration insurance products, the Company selects the number of policies inforce measure as a basis for amortization that will result in a constant level amortization pattern for the expected life of the contract. If the Company’s actual contract terminations differ from our expectation, the amortization pattern is adjusted on a prospective basis.

Some of the Company’s products have renewal commissions resulting in new deferred policy acquisition cost capitalizations in the years following the initial capitalization. The new capitalizations are added to the existing deferred policy acquisition cost balance when incurred and amortized over the remaining life of the insurance products impacted.

The Company reviews and updates actuarial experience assumptions (such as mortality, surrenders, lapse, and premium persistency) serving as inputs to the models that establish the expected life for deferred policy acquisition costs and other actuarial balances during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The Company makes model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.

The disaggregated amounts of net deferred policy acquisition costs (amount capitalized less amount amortized) allocated to the Company’s life and annuity lines of business that reconcile to the total amounts reported in the consolidated statements of operations for the years ended December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
Life	$766,640	$1,330,930
Annuity	(83,580)	(158,628)
Total	$683,060	$1,172,302

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

6. Deferred Policy Acquisition Costs (continued)

The balances and changes in deferred policy acquisition costs (deferral and amortization) allocated to the Company’s life and annuity lines of business that reconcile to the total amounts reported in the consolidated statement of financial position and consolidated statement of operations as of and for the years ended December 31, 2025 and 2024 are summarized as follows:

	Year Ended December 31, 2025
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$4,153,865	$398,882	$4,552,747
Capitalized	1,483,341	92,796	1,576,137
Amortized	(716,701)	(176,376)	(893,077)
Increase (decrease)	766,640	(83,580)	683,060
Deferred policy acquisition costs, ending	$4,920,505	$315,302	$5,235,807

	Year Ended December 31, 2024
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$2,822,935	$557,510	$3,380,445
Capitalized	2,272,315	59,947	2,332,262
Amortized	(941,385)	(218,575)	(1,159,960)
Increase (decrease)	1,330,930	(158,628)	1,172,302
Deferred policy acquisition costs, ending	$4,153,865	$398,882	$4,552,747

7. Liability for Future Policy Benefits

Future policy benefits include reserves for short-duration contracts and long-duration contracts as well as certain reinsurance balances when in a liability position.

The balances and changes in the liability for future policy benefits as of and for the years ended December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025		December 31, 2024
	Present Value of Net	Present Value of	Present Value of Net	Present Value of
	Premiums	Benefits	Premiums	Benefits
Balance, beginning of year	$451,431	$819,597	$465,751	$868,412
Effect of changes in discount rate	8,672	140,047	7,301	105,379
Beginning balance at original discount rate	460,103	959,644	473,052	973,791
Effect of actual variances from expected	53,510	18,277	75,890	77,006
Trued-Up balance	513,613	977,921	548,942	1,050,797
New issuances	2,724	1,735	1,197	2,293
Net premium collected	(148,855)	-	(111,324)	-
Interest accrual	20,705	43,184	21,287	43,821
Withdrawal/surrenders	-	(383)	-	(19,932)
Benefit payments	-	-	-	(117,335)
Ending balance at original discount rate	388,187	1,022,457	460,103	959,644
Effect of changes in discount rate	(1,765)	(41,963)	(8,671)	(140,048)
Balance, end of year	$386,422	$980,494	$451,431	$819,596
Reinsurance recoverable	$-		$-
Net liability for future policy benefits	$594,072		$368,165
Deferred profit liability	$1,283,668		$1,051,980

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

7. Liability for Future Policy Benefits (continued)

The composition of future policy benefits as of December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025	December 31, 2024
Future policy benefits meeting ASU 2018-12 standards	$594,072	$368,165
Deferred policy liability	1,283,668	1,051,980
Total future policy benefits meeting ASU 2018-12 standards	1,877,740	1,420,145
Future policy benefits not meeting ASU 2018-12 standards:
Reduced paid up and child term rider life insurance contracts	6,815	6,270
Other	538,753	437,327
Total future policy benefits not meeting ASU 2018-12 standards	545,568	443,597
Total future policy benefits	$2,423,308	$1,863,742

The undiscounted expected future benefit payments and gross premiums as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025
		Original	Current
	Undiscounted	Present Value	Present Value
Gross premiums	$1,435,709	$1,271,448	$1,265,945
Benefits	4,430,666	1,022,457	980,494

	December 31, 2024
		Original	Current
	Undiscounted	Present Value	Present Value
Gross premiums	$1,728,893	$1,515,773	$1,487,209
Benefits	4,255,189	959,644	819,596

The weighted-average interest rates as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
	Weighted- average interest rate	Weighted- average interest rate
Original discount rate	4.50%	4.50%
Current discount rate	4.69%	5.22%

The weighted-average durations of the liability in years as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
	Weighted- average duration of liability	Weighted- average duration of liability
Original duration of the liability in years	23.97	24.35
Current duration of the liability in years	23.36	22.06

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

7. Liability for Future Policy Benefits (continued)

The actual experience during the years ended December 31, 2025 and 2024 compared to what was expected for the years ended December 31, 2025 and 2014 is summarized as follows:

	December 31, 2025
	Amount
	Inforce	Mortality	Lapsation	Total
Expected	$16,710,479	$7,439	$16,697	$24,136
Expected rate		0.04%	0.10%	0.14%
Actual	$17,303,297	$-	$383	$383
Actual rate		0.00%	0.00%	0.00%
Actual to expected ratio		-	2.3%	1.6%

	December 31, 2024
	Amount
	Inforce	Mortality	Lapsation	Total
Expected	$17,104,872	$8,498	$14,209	$22,708
Expected rate		0.05%	0.08%	0.13%
Actual	$16,955,839	$117,335	$19,932	$137,267
Actual rate		0.69%	0.12%	0.81%
Actual to expected ratio		1,381%	140%	604%

8. Policyholders’ Account Balances

The composition of Policyholders’ account balances and deposit-type liabilities as of December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025	December 31, 2024
Annuities	$15,797,303	$18,320,927
Universal life policies	843,101	975,146
Total Policyholders’ account balances	$16,640,404	$19,296,073
Deposit-type liabilities
Supplemental contracts without life contingencies	$60,440	$111,553
Premium deposit funds	71,455	83,486
Total deposit-type liabilities	$131,895	$195,039

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of December 31, 2025 and 2024 are presented as follows:

	December 31, 2025
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis point to 50 Basis Points Above Guaranteed Minimum	51 Basis point to 150 Basis Points Above Guaranteed Minimum	Greater than 150 Basis Points Above Guaranteed Minimum	Total
2% to 2.99%	$1,126,697	$2,283,397	$4,934,716	$3,874,418	$12,219,228
3% to 3.99%	898,347	143,504	-	3,379,325	4,421,176
Total	$2,025,044	$2,426,901	$4,934,716	$7,253,743	$16,640,404

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

8. Policyholders’ Account Balances (continued)

	December 31, 2024
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis point to 50 Basis Points Above Guaranteed Minimum	51 Basis point to 150 Basis Points Above Guaranteed Minimum	Greater than 150 Basis Points Above Guaranteed Minimum	Total
2% to 2.99%	$1,157,666	$2,517,980	$11,295,212	$-	$14,970,858
3% to 3.99%	979,450	149,047	-	3,196,718	4,325,215
Total	$2,137,116	$2,667,027	$11,295,212	$3,196,718	$19,296,073

The change in the policyholders account balances for the years ended December 31, 2025 and 2024 are summarized as follows:

	For the Years Ended December 31,
	2025	2024
Policyholders’ account balances, beginning	$19,296,073	$27,939,979
Deposits	8,630,331	7,664,300
Withdrawals	(8,056,276)	(14,706,170)
Mortality and expense fees	(3,645,670)	(2,168,481)
Funds withheld under coinsurance agreement	(263,170)	(352,400)
Interest credited	679,116	918,845
Increase (decrease)	(2,655,669)	(8,643,906)
Policyholders’ account balances, ending	$16,640,404	$19,296,073
Weighted Average Crediting Rate	3.90%	3.30%
Cash surrender value	$15,182,914	$17,526,896

9. Income Taxes

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

For financial reporting purposes, net loss before income taxes was $557,341 and $716,878 for the years ended December 31, 2025 and December 31, 2024. The provision for income taxes consisted of $0 current taxes and $0 deferred taxes as of December 31, 2025 and December 31, 2024.

The reconciliation of federal statutory income tax to the Company’s provision for income taxes as of December 31, 2025 and December 31, 2024:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
		(Restated)
Expected provision at statutory federal rate	$(117,042)	$(150,544)
Permanent differences	1,583	1,205
Permanent return to provision adjustments	69,551	-
Deferred true-ups	(93,102)	48,058
Change in valuation allowance	139,010	101,281
Total provision for income taxes	$-	$-

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

9. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024 are as follows:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,712	$3,742
Reserves	364	451
Investments - unrealized	23	63
Other	65	62
Gross deferred tax assets	4,164	4,318
Valuation allowance	(3,192)	(3,329)
Net deferred tax assets	$972	$989

Deferred tax liabilities:
Deferred acquisition costs	(872)	(784)
Other	(100)	(205)
Net deferred tax liabilities	$(972)	$(989)

Net deferred tax asset (liability)	$-	$-

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $3.2 million has been recorded to recognize only the portion of the DTA that is more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2025, we had total net operating loss carryforwards of $19.1 million. Some of these net operating loss carryforwards, if unused, will begin to expire in 2031.

2031-2037	$4,172,660
Indefinite lived	14,954,690
Total	$19,127,350

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

10. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $3,712,164 as of December 31, 2025. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

11. Stock Incentive Plan

The Company’s life insurance subsidiary, TRLIC had an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan was suspended by the Company in April 2022. The plan awarded shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards are based on production for the previous year ended and issued in the subsequent year. There have been no shares issued in 2025 or 2024.

12. Reinsurance

TRLIC participates in ceded reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. TRLIC reinsures most amounts of risk on any one life in excess of $50,000 for individual life insurance with our reinsurance partners.

Statutory reinsurance ceded amounts for TRLIC for 2025 and 2024 are summarized as follows:

	2025	2024
Premiums ceded	$2,086,561	$1,687,024
Commissions and expense allowances ceded	1,073,833	1,375,187
Benefits ceded	100,748	633,672
Reserve credits ceded	905,494	684,893
In force amount ceded	259,917,000	205,528,000

13. Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2025 are as follows:

2026	$104,831
2027	98,723
Total operating lease payments, undiscounted	$203,554
Less: interest	(36,258)
Lease liability, at present value	$167,296

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

14. Segment Information

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

15. Shareholders’ Equity and Statutory Accounting Practices

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

The statutory net loss for TRLIC was $327,016 and $181,388 for the years ended December 31, 2025 and 2024, respectively. The statutory capital and surplus of TRLIC was $2,594,180 and $2,862,585 as of December 31, 2025 and 2024, respectively. TRLIC is subject to Texas laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the TDI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TRLIC to pay a dividend to TRCC. TRLIC has paid no dividends to TRCC.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2025.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

TEXAS REPUBLIC CAPITAL CORPORATION

Date April 1, 2026	By:	/s/ Timothy R. Miller
Timothy R. Miller
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REPUBLIC CAPITAL CORPORATION

Date April 1, 2026	By:	/s/ Shane S. Mitchell
Shane S. Mitchell
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Timothy R. Miller	Date	April 1, 2026
Timothy R. Miller
President and Chief Executive Officer

By	/s/ William S. Lay	Date	April 1, 2026
William S. Lay, Director

By	/s/ Steven D. Braley	Date	April 1, 2026
Steven D. Braley, Director

By	/s/ David L. Cleavinger	Date	April 1, 2026
David L. Cleavinger, Director

By	/s/ Kenneth R. Davis	Date	April 1, 2026
Kenneth R. Davis, Director

By	/s/ J. Pete Laney	Date	April 1, 2026
J. Pete Laney, Director

By	/s/ Adrian G. McDonald Jr.	Date	April 1, 2026
Adrian G. McDonald Jr., Director

By	/s/ Alvie J. Mitchell Jr.	Date	April 1, 2026
Alvie J. Mitchell Jr., Director

By	/s/ Gerald J. Kohout	Date	April 1, 2026
Gerald J. Kohout, Director

By	/s/ Gregg E. Zahn	Date	April 1, 2026
Gregg E. Zahn. Director