Form 10-Q
period 2026-03-31
Texas Republic Capital Corp
filed 2026-05-15
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of April 30, 2026: 16,161,185 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2026

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $4,309,519 and $4,315,636 as of March 31, 2026 and December 31, 2025, respectively)	$4,133,680	$4,183,017
Mortgage loans, net of allowance	9,043,609	8,857,541
Investment real estate	-	305,682
Policy loans	6,765	6,798
Other long-term investments	930,535	1,131,333
Total investments	14,114,589	14,484,371
Cash and cash equivalents	8,276,225	8,657,535
Accrued investment income	154,352	143,403
Due premium	117,907	72,468
Reinsurance recoverable	1,058,989	1,038,232
Deferred policy acquisition costs	5,246,673	5,235,807
Deferred sales inducement costs	11,024	15,959
Advances and notes receivable, net of allowance	116,245	77,083
Leased property - right to use	145,475	167,296
Prepaid assets	17,030	41,709
Intangible assets, net of accumulated amortization	135,216	147,508
Furniture and equipment, net	13,863	12,980
Other assets	1,658,286	1,574,759
Total assets	$31,065,874	$31,669,110

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$16,205,715	$16,640,404
Future policy benefits	2,614,070	2,423,308
Policy claims and other benefits	705,084	662,198
Liability for deposit-type contracts	119,078	131,895
Other policyholder liabilities	152,905	461,202
Total policy liabilities	19,796,852	20,319,007
Lease liability	145,475	167,296
Other liabilities	580,459	350,226
Total liabilities	20,522,786	20,836,529

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 16,208,105 and 15,600,539 issued as of March 31, 2026 and December 31, 2025, 16,161,185 and 15,553,619 outstanding as of March 31, 2026 and December 31, 2025, and 8,655 and 616,121 subscribed as of March 31, 2026 and December 31, 2025, respectively	162,168	162,167
Additional paid-in capital	26,433,914	26,433,165
Treasury stock, at cost (46,920 shares as of March 31, 2026 and December 31, 2025)	(47,720)	(47,720)
Accumulated other comprehensive loss	(73,016)	(92,421)
Accumulated deficit	(15,932,258)	(15,622,610)
Total shareholders’ equity	10,543,088	10,832,581
Total liabilities and shareholders’ equity	$31,065,874	$31,669,110

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
		(Restated)
Revenues
Premiums and other considerations	$1,282,289	$1,380,138
Net investment income	279,365	366,170
Net realized losses on investments	-	(2,329)
Commission income	42,707	(18,885)
Total revenues	1,604,361	1,725,094
Benefits, claims and expenses
Increase in future policy benefits	254,688	147,373
Death and other benefits	87,290	137,733
Interest credited to policyholders	168,246	175,509
Total benefits and claims	510,224	460,615
Policy acquisition costs deferred	(383,575)	(421,995)
Policy acquisition costs amortized	372,709	272,121
Commissions	500,906	663,505
Salaries and employee benefits	461,645	511,771
Office rent	25,618	25,221
Third-party administration fees	103,215	120,582
Travel, meals and entertainment	13,319	16,184
Professional fees	131,848	132,504
Other general and administrative expenses	178,100	161,200
Total benefits, claims and expenses	1,914,009	1,941,708
Net loss	$(309,648)	$(216,614)

Net loss per common share outstanding and subscribed	$(0.02)	$(0.01)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2026	2025
		(Restated)
Net loss	$(309,648)	$(216,614)
Other comprehensive gain
Total net unrealized gains (losses) arising during the period	(43,220)	61,197
Plus net realized investment losses	-	2,329
Net unrealized investment gains (losses)	(43,220)	63,526
Remeasurement gains (losses) on future policy benefits related to discount rate	62,625	(32,983)
Total other comprehensive gain	19,405	30,543
Total comprehensive loss	$(290,243)	$(186,071)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Common			Accumulated
	Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2025	$161,319	$25,802,694	$(47,720)	$(166,688)	$(15,065,269)	$10,684,336
Common stock shares subscribed	159	118,566	-	-	-	118,725
Other comprehensive gain	-	-	-	30,543	-	30,543
Net loss	-	-	-	-	(216,614)	(216,614)
Balance as of March 31, 2025 (Restated)	$161,478	$25,921,260	$(47,720)	$(136,145)	$(15,281,883)	$10,616,990

Balance as of January 1, 2026	$162,167	$26,433,165	$(47,720)	$(92,421)	$(15,622,610)	$10,832,581
Common stock shares subscribed	1	749	-	-	-	750
Other comprehensive gain	-	-	-	19,405	-	19,405
Net loss	-	-	-	-	(309,648)	(309,648)
Balance as of March 31, 2026	$162,168	$26,433,914	$(47,720)	$(73,016)	$(15,932,258)	$10,543,088

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities		(Restated)
Net loss	$(309,648)	$(216,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(23,326)	(35,368)
Net realized capital losses	-	2,329
Provision for depreciation and amortization	13,638	13,959
Policy acquisition costs deferred	(383,575)	(421,995)
Policy acquisition costs amortized	372,709	272,121
Amortization of mortgage loan origination fees	11,738	6,117
Provision for estimated mortgage loan losses	994	(3,557)
Provision for estimated uncollectible advances and notes receivable	-	-
Interest credited to policyholders	168,246	175,509
Change in assets and liabilities:
Accrued investment income	(10,949)	(7,228)
Due premium	(45,439)	(19,263)
Reinsurance recoverable	(20,757)	52,840
Advances and notes receivable	(39,162)	(3,505)
Prepaid assets	24,679	29,281
Other assets	(83,527)	19,149
Future policy benefits	253,510	383,924
Policy claims	42,886	(125,448)
Other policy liabilities	(308,297)	26,250
Other liabilities	230,233	36,352
Net cash provided by (used in) operating activities	(106,047)	184,853

Investing activities
Purchases of furniture and equipment	(2,229)	-
Sales of available for sale securities	5,344	513,033
Purchases of mortgage loans	(723,000)	-
Payments on mortgage loans	527,291	713,446
Sales of investment real estate	305,682	-
Policy loans	33	(1,322)
Payments on other long-term investments	221,806	208,605
Net cash provided by investing activities	334,927	1,433,762

Financing activities
Proceeds from the subscription of common stock	750	118,725
Policyholder deposits	482,359	1,722,272
Policyholder withdrawals	(1,080,482)	(4,736,823)
Deposit-type contracts - deposits	63	199
Deposit-type contracts - withdrawals	(12,880)	(12,755)
Net cash used in financing activities	(610,190)	(2,908,382)

Decrease in cash and cash equivalents	(381,310)	(1,289,767)
Cash and cash equivalents, beginning of period	8,657,535	6,649,797
Cash and cash equivalents, end of period	$8,276,225	$5,360,030

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018, the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019, the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at March 31, 2026.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020, the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at March 31, 2026.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2027, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $4,621,658 and incurred $35,903 of offering costs from the subscription of 616,221 shares through March 31, 2026 from this offering.

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

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2025.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

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

March 31, 2026

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

For the three months ended March 31, 2026 and 2025, capitalized costs were $383,575 and $421,995, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2026 and 2025 were $372,709 and $272,121, respectively.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $11,024 and $15,959 of SIC deferred at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 there was $0 of SIC deferred and $4,935 of SIC amortized. There was $0 of SIC deferred and $16,322 of SIC amortized during the three months ended March 31, 2025.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had no allowance for possible uncollectable agent balances as of March 31, 2026 and December 31, 2025.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $145,475 as of March 31, 2026 compared to $167,296 as of December 31, 2025.

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

March 31, 2026

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

Net Loss Per Common Share Outstanding and Subscribed

Net income or loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 16,169,823 and 16,088,816 for the three months ended March 31, 2026 and 2025, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid fees for this service to FTFC of $0 for the quarter ending March 31, 2026 and $6,708 for the year ending December 31, 2025.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of March 31, 2026 there have been several groups covered under this agreement. For the three months ended March 31, 2026, there were $399,993 of premiums ceded and $288,000 of commissions, death and other benefits, administrative expenses, change in deferred policy acquisition costs amortized and changes in future policy benefits ceded. For the three months ended March 31, 2025, there were $275,432 of premiums ceded and $439,000 of commissions, death and other benefits, administrative expenses, change in deferred policy acquisition costs amortized and changes in future policy benefits ceded. In addition, there was a reduction to deferred policy acquisition costs and a reinsurance recoverable of $1,711,919 and $444,994, respectively, on the consolidated statements of financial position at March 31, 2026 compared to $1,698,156 and $420,670 at December 31, 2025.

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

Adoption of the standard impacted our previously reported consolidated financial results as follows:

Three Months Ended March 31, 2025	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Operations
Increase in future policy benefits	$96,655	$50,718	$147,373
Policy acquisition costs amortized	275,992	(3,871)	272,121
Total benefits, claims and expenses	1,894,861	46,847	1,941,708
Net loss	(169,767)	(46,847)	(216,614)

Three Months Ended March 31, 2025	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Comprehensive Loss
Net loss	$(169,767)	$(46,847)	$(216,614)
Remeasurement losses on future policy benefits related to discount rate	-	(32,983)	(32,983)
Total other comprehensive income	63,526	(32,983)	30,543
Total comprehensive loss	(106,241)	(79,830)	(186,071)

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of March 31, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2026 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,309,519	$8,005	$183,844	$4,133,680
Total fixed maturity securities	$4,309,519	$8,005	$183,844	$4,133,680

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,315,636	$14,164	$146,783	$4,183,017
Total fixed maturity securities	$4,315,636	$14,164	$146,783	$4,183,017

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2026 and December 31, 2025 are summarized as follows:

		Unrealized	Number of
March 31, 2026 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,323,671	$9,511	12

Greater than 12 months
Corporate bonds	2,104,349	174,333	16
Total fixed maturity securities	$3,428,020	183,844	28

		Unrealized	Number of
December 31, 2025	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$201,924	$933	1

Greater than 12 months
Corporate bonds	2,434,870	145,850	18
Total fixed maturity securities	$2,636,794	$146,783	19

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

2. Investments (continued)

As of March 31, 2026, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.9%. As of December 31, 2025, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.7%.

As of March 31, 2026 and December 31, 2025, there were no fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings.

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

As of March 31, 2026, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company’s historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	March 31, 2026	December 31, 2025
Unrealized depreciation on available-for-sale securities	$(175,839)	$(132,619)
Net unrealized depreciation on available-for-sale securities	$(175,839)	$(132,619)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2026, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$933,115	$932,339
Due after one year through five years	1,551,473	1,542,760
Due after five years through ten years	474,327	446,178
Due after ten years	1,350,604	1,212,403
Total fixed maturity securities	$4,309,519	$4,133,680

For the three months ended March 31, 2026, the Company received $5,344 of proceeds from sales and maturities of investments in available-for-sale securities and did not have any gross gains or losses realized. For the three months ended March 31, 2025, the Company received $513,033 of proceeds from sales and maturities of investments in available-for-sale securities and had $0 of gross gains and $2,329 of gross losses realized, respectively.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of March 31, 2026, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$434,640	$435,790
Due after one year through five years	460,491	468,655
Due after five years through ten years	35,404	37,578
Total other long-term investments	$930,535	$942,023

Other long-term investments by geographic distribution:

	(Unaudited)
	March 31, 2026%		December 31, 2025%
California	$152,518	16.4%	$151,151	13.3%
Florida	144,476	15.5	152,662	13.5
Georgia	42,784	4.6	56,322	5.0
Indiana	18,954	2.0	28,234	2.5
Massachusetts	398,224	42.8	510,547	45.1
New York	22,006	2.4	64,564	5.7
Ohio	39,721	4.3	39,321	3.5
Oregon	24,834	2.7	24,655	2.2
Pennsylvania	87,018	9.3	103,877	9.2
Total	$930,535	100.0%	$1,131,333	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of March 31, 2026 and December 31, 2025 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) March 31, 2026	December 31, 2025
70% to 80%	$2,109,027	$1,904,460
60% to 70%	3,091,774	3,318,453
50% to 60%	2,222,691	1,897,324
Less than 50%	1,620,117	1,737,304
Total	$9,043,609	$8,857,541

Mortgage loans by geographic distribution:

State	(Unaudited) March 31, 2026%		December 31, 2025%
Alabama	$1,084,126	12.0%	$1,084,493	12.2%
Arizona	129,480	1.4	129,750	1.5
California	304,474	3.4	314,445	3.5
Florida	792,254	8.8	920,063	10.4
Georgia	240,927	2.7	242,161	2.7
Illinois	167,161	1.8	168,262	1.9
Indiana	203,212	2.3	203,797	2.3
Kentucky	682,471	7.5	686,690	7.7
Louisiana	78,550	0.9	79,713	0.9
Missouri	245,317	2.7	245,317	2.8
New Jersey	191,020	2.1	191,490	2.2
Ohio	385,712	4.3	386,314	4.4
South Carolina	257,358	2.8	258,239	2.9
Tennessee	1,098,687	12.1	1,407,054	15.9
Texas	3,182,860	35.2	2,539,753	28.7
Total	$9,043,609	100.0%	$8,857,541	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

2. Investments (continued)

There was one mortgage loans with a principal balance of $206,076 that was 90 days or more past due and still accruing interest as of March 31, 2026. There was one mortgage loan with a principal balance of $206,076 that was 90 days or more past due and still accruing interest as of December 31, 2025. The Company had a mortgage loan allowance of $44,836 and $43,842 as of March 31, 2026 and December 31, 2025, respectively.

	(Unaudited) March 31, 2026	December 31, 2025
Beginning of year: mortgage loan allowance balance	$43,842	$59,662
Current year change in provision of estimated mortgage loan losses	994	(15,820)
End of year: mortgage loan allowance balance	$44,836	$43,842

Major categories of net investment income for the three months ended March 31, 2026 and 2025 are summarized as follows:

	For the Three Months Ended March 31,
	2026	2025

Fixed maturity securities	$41,471	$56,862
Other long-term assets	21,008	35,388
Mortgage loans	182,478	241,683
Short-term and other investments	61,307	44,804
Gross investment income	306,264	378,737
Investment expenses	(26,899)	(12,567)
Net investment income	$279,365	$366,170

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

March 31, 2026

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized as follows:

March 31, 2026 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$4,133,680	$-	$4,133,680
Total fixed maturity securities	$-	$4,133,680	$-	$4,133,680

December 31, 2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$4,183,017	$-	$4,183,017
Total fixed maturity securities	$-	$4,183,017	$-	$4,183,017

Fair values for Level 2 assets for the Company’s fixed maturity securities available-for-sale are primarily based on prices supplied by a third-party investment service. The third-party investment service provides quoted prices which use observable inputs in developing such rates.

The Company analyses market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third-party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings, and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include corporate bonds.

The Company’s fixed maturity securities available-for-sale portfolio is highly liquid and allows for substantially all of the portfolio to be priced through pricing services.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2026 and December 31, 2025 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2026 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,276,225	$8,276,225	$8,276,225	$-	$-
Mortgage loans on real estate	9,043,609	8,476,719	-	-	8,476,719
Policy loans	6,765	6,765			6,765
Other long-term investments	930,535	942,023	-	-	942,023
Accrued investment income	154,352	154,352	-	-	154,352
Advances and notes receivable	116,245	116,245	-	-	116,245
Total financial assets	$18,527,731	$17,972,329	$8,276,225	$-	$9,696,104

Financial liabilities
Policyholders’ account balances	$16,205,715	$15,214,472	$-	$-	$15,214,472
Policy claims and other benefits	705,084	705,084	-	-	705,084
Total financial liabilities	$16,910,799	$15,919,556	$-	$-	$15,919,556

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,657,535	$8,657,535	$8,657,535	$-	$-
Mortgage loans on real estate	8,857,541	8,163,641	-	-	8,163,641
Policy loans	6,798	6,798	-	-	6,798
Other long-term investments	1,131,333	1,151,925	-	-	1,151,925
Accrued investment income	143,403	143,403	-	-	143,403
Advances and notes receivable	77,083	77,083	-	-	77,083
Total financial assets	$18,873,693	$18,200,385	$8,657,535	$-	$9,542,850

Financial liabilities
Policyholders’ account balances	$16,640,404	$14,315,453	$-	$-	$14,315,453
Policy claims and other benefits	662,198	662,198	-	-	662,198
Total financial liabilities	$17,302,602	$14,977,651	$-	$-	$14,977,651

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

March 31, 2026

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

The disaggregated amounts of net deferred policy acquisition costs (amount capitalized less amount amortized) allocated to the Company’s life and annuity lines of business that reconcile to the total amounts reported in the consolidated statements of operations for the three months ended March 31, 2026 and for the three months ended March 31, 2025 are summarized as follows:

	March 31, 2026	March 31, 2025
Life	$60,019	$185,383
Annuity	(49,153)	(35,509)
Total	$10,866	$149,874

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

4. Deferred Policy Acquisition Costs (continued)

The balances and changes in deferred policy acquisition costs (deferral and amortization) allocated to the Company’s life and annuity lines of business that reconcile to the total amounts reported in the consolidated statement of financial position and consolidated statement of operations as of and for the three months ended March 31, 2026 and for the year ended December 31, 2025 are summarized as follows:

	Three Months Ended March 31, 2026
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$4,920,505	$315,302	$5,235,807
Capitalized	372,807	10,768	383,575
Amortized	(312,788)	(59,921)	(372,709)
Increase (decrease)	60,019	(49,153)	10,866
Deferred policy acquisition costs, ending	$4,980,524	$266,149	$5,246,673

	Year Ended December 31, 2025
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$4,153,865	$398,882	$4,552,747
Capitalized	1,483,341	92,796	1,576,137
Amortized	(716,701)	(176,376)	(893,077)
Increase (decrease)	766,640	(83,580)	683,060
Deferred policy acquisition costs, ending	$4,920,505	$315,302	$5,235,807

5. Liability for Future Policy Benefits

Future policy benefits include reserves for short-duration contracts and long-duration contracts as well as certain reinsurance balances when in a liability position.

The balances and changes in the liability for future policy benefits as of and for the three months ended March 31, 2026 and for the year ended December 31, 2025 are summarized as follows:

	March 31, 2026		December 31, 2025
	Present Value of Net	Present Value of	Present Value of Net	Present Value of
	Premiums	Benefits	Premiums	Benefits
Balance, beginning of year	$386,422	$980,494	$451,431	$819,597
Effect of changes in discount rate	1,765	41,963	8,672	140,047
Beginning balance at original discount rate	388,187	1,022,457	460,103	959,644
Effect of actual variances from expected	(6,629)	(30,932)	53,510	18,277
Trued-Up balance	381,558	991,525	513,613	977,921
New issuances	4,140	2,638	2,724	1,735
Net premium collected	(55,630)	-	(148,855)	-
Interest accrual	17,468	46,011	20,705	43,184
Withdrawal/surrenders	-	-	-	(383)
Benefit payments	-	-	-	-
Ending balance at original discount rate	347,536	1,040,174	388,187	1,022,457
Effect of changes in discount rate	(4,254)	(107,078)	(1,765)	(41,963)
Balance, end of year	$343,282	$933,096	$386,422	$980,494
Reinsurance recoverable	$-		$-
Net liability for future policy benefits	$589,814		$594,072
Deferred profit liability	$1,436,805		$1,283,668

The composition of future policy benefits as of March 31, 2026 and December 31, 2025 is summarized as follows:

	March 31, 2026	December 31, 2025
Future policy benefits meeting ASU 2018-12 standards	$589,814	$594,072
Deferred policy liability	1,436,805	1,283,668
Total future policy benefits meeting ASU 2018-12 standards	2,026,619	1,877,740
Future policy benefits not meeting ASU 2018-12 standards:
Reduced paid up and child term rider life insurance contracts	6,633	6,815
Other	580,818	538,753
Total future policy benefits not meeting ASU 2018-12 standards	587,451	545,568
Total future policy benefits	$2,614,070	$2,423,308

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

5. Liability for Future Policy Benefits (continued)

The undiscounted expected future benefit payments and gross premiums as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026
		Original	Current
	Undiscounted	Present Value	Present Value
Gross premiums	$1,341,293	$1,034,320	$1,171,213
Benefits	4,494,162	1,040,173	933,096

	December 31, 2025
		Original	Current
	Undiscounted	Present Value	Present Value
Gross premiums	$1,435,709	$1,271,448	$1,265,945
Benefits	4,430,666	1,022,457	980,494

The weighted-average interest rates as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
	Weighted- average interest rate	Weighted- average interest rate
Original discount rate	4.50%	4.50%
Current discount rate	5.00%	4.69%

The weighted-average durations of the liability in years as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
	Weighted- average duration of liability	Weighted- average duration of liability
Original duration of the liability in years	23.92	23.97
Current duration of the liability in years	22.33	23.36

The actual experience during the three months ended March 31, 2026 and the year ended December 31, 2025 compared to what was expected for the three months ended March 31, 2026 and for the year ended December 31, 2025 is summarized as follows:

	March 31, 2026
	Amount
	Inforce	Mortality	Lapsation	Total
Expected	$17,274,946	$2,002	$5,027	$7,029
Expected rate		0.01%	0.03%	0.04%
Actual	$17,550,297	$-	$-	$-
Actual rate		0.00%	0.00%	0.00%
Actual to expected ratio		-	-	-

	December 31, 2025
	Amount
	Inforce	Mortality	Lapsation	Total
Expected	$16,710,479	$7,439	$16,697	$24,136
Expected rate		0.04%	0.10%	0.14%
Actual	$17,303,297	$-	$383	$383
Actual rate		0.00%	0.00%	0.00%
Actual to expected ratio		-	2.3%	1.6%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

6. Policyholders’ Account Balances

The composition of Policyholders’ account balances and deposit-type liabilities as of March 31, 2026 and December 31, 2025 is summarized as follows:

	March 31, 2026	December 31, 2025
Annuities	$15,362,491	$15,797,303
Universal life policies	843,224	843,101
Total Policyholders’ account balances	$16,205,715	$16,640,404
Deposit-type liabilities
Supplemental contracts without life contingencies	$47,560	$60,440
Premium deposit funds	71,518	71,455
Total deposit-type liabilities	$119,078	$131,895

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of March 31, 2026 and December 31, 2025 are presented as follows:

	March 31, 2026
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis point to 50 Basis Points Above Guaranteed Minimum	51 Basis point to 150 Basis Points Above Guaranteed Minimum	Greater than 150 Basis Points Above Guaranteed Minimum	Total
2% to 2.99%	$1,149,910	$1,456,131	$4,855,435	$4,255,308	$11,716,784
3% to 3.99%	911,298	151,700	-	3,425,933	4,488,931
Total	$2,061,208	$1,607,831	$4,855,435	$7,681,241	$16,205,715

	December 31, 2025
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis point to 50 Basis Points Above Guaranteed Minimum	51 Basis point to 150 Basis Points Above Guaranteed Minimum	Greater than 150 Basis Points Above Guaranteed Minimum	Total
2% to 2.99%	$1,126,697	$2,283,397	$4,934,716	$3,874,418	$12,219,228
3% to 3.99%	898,347	143,504	-	3,379,325	4,421,176
Total	$2,025,044	$2,426,901	$4,934,716	$7,253,743	$16,640,404

The change in the policyholders account balances for the three months ended March 31, 2026 and for the year ended December 31, 2025 are summarized as follows:

	For the Three Months Ended March 31, 2026	For the Year Ended December 31, 2025
Policyholders’ account balances, beginning	$16,640,404	$19,296,073
Deposits	1,716,060	8,630,331
Withdrawals	(766,016)	(8,056,276)
Mortality and expense fees	(1,408,765)	(3,645,670)
Funds withheld under coinsurance agreement	(144,215)	(263,170)
Interest credited	168,247	679,116
Increase (decrease)	(434,689)	(2,655,669)
Policyholders’ account balances, ending	$16,205,715	$16,640,404
Weighted Average Crediting Rate	4.40%	3.90%
Cash surrender value	$14,801,069	$15,182,914

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

7. Income Taxes

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended March 31, 2026. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of March 31, 2026, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repealed the 80 percent limitation for taxable years beginning before January 1, 2021.

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

8. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $3,538,399 as of March 31, 2026. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

9. Stock Incentive Plan

The Company’s life insurance subsidiary, TRLIC had an Agent Stock Incentive Plan (“ASIP”). The plan was approved in August 2018 by the Texas State Securities Board. The plan was suspended by the Company in April 2022. The plan awarded shares of Texas Republic Capital Corporation common stock to agents based on certain production levels achieved in sales of life and annuity products. Calculation of awards are based on production for the previous year ended and issued in the subsequent year. There were no shares issued in 2026 or 2025.

10. Lease Commitment

The Company rents office space for its administrative operations under an agreement that expires in 2027. In determining the present value of lease payments, the Company uses its incremental borrowing rate obtained from its main commercial bank.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of March 31, 2026 are as follows:

2026	$78,689
2027	98,723
Total operating lease payments, undiscounted	$177,412
Less: interest	(31,937)
Lease liability, at present value	$145,475

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

Results of Operations – Three Months Ended March 31, 2026 and 2025

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	March 31, 2026	March 31, 2025
Premiums and other considerations	$1,282,289	$1,380,138
Net investment income	279,365	366,170
Realized losses on investments	-	(2,329)
Commission income	42,707	(18,885)
Total revenues	$1,604,361	$1,725,094

Total revenues decreased by $120,733 for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025. This decrease was primarily a result of new policy sales and growth of the overall business and the increase in the associated premiums ceded to our reinsurance partners. Net investment income and realized losses on investments decreased and commission income increased compared to the prior year, respectively. The Company also accepted annuity considerations during 2026 and 2025. Annuity considerations contribute to net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,914,009 for the three months ended March 31, 2026, a decrease of $27,699 from $1,941,708 for the three months ended March 31, 2025. Significant expense categories are discussed below.

Total Benefits and Claims – Mainly due to increases to policyholder liabilities the total benefits and claims expense increased by $49,609 for the three months ended March 31, 2026 compared to the same period in the prior year. Expenses were $510,224 and $460,615 for the three months ended March 31, 2026 and 2025, respectively. The decrease in interest credited to policyholders was expected as the Company has issued less annuities in the last couple of years. There was also a decrease to death and other benefit payments. Death and benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $500,906 and $663,505 for the three months ended March 31, 2026 and 2025, respectively. The decrease of $162,599 is consistent with new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $50,126 for the three months ended March 31, 2026 compared to the same period in the prior year. The decrease is primarily related to the reduced costs associated with less full-time employees which was slightly offset by wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the costs in salaries and employee benefits.

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

Net Loss

The net loss was $309,648, or $(0.02) per share, for the three months ended March 31, 2026 compared to a net loss of $216,614 or $(0.01) per share, for the three months ended March 31, 2025. The $93,034 decrease in the net loss was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 16,169,823 and 16,088,816 for the three months ended March 31, 2026 and 2025, respectively.

Financial Position – As of March 31, 2026 and December 31, 2025

Total assets of the Company decreased from $31,669,110 as of December 31, 2025 to $31,065,874 as of March 31, 2026, a decrease of $603,236 and was primarily attributable to annuity surrenders which reduced both assets and liabilities. Assets that increased or decreased materially in 2026 were invested assets, cash and cash equivalents, and other assets.

Total investments decreased by $369,782, or 2.6%. This decrease was primarily due to maturities and payoffs. Cash and cash equivalents also decreased in order to pay off the annuity surrenders mentioned above. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted increases to net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available. As a result, net investment yield remained relatively stable for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 considering the overall decrease of investable assets.

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

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased by $522,155 at March 31, 2026 compared to December 31, 2025. The decrease is primarily related to annuity surrenders.

Total shareholders’ equity of the Company decreased from $10,832,581 as of December 31, 2025 to $10,543,088 as of March 31, 2026, a decrease of $289,493. The decrease is mainly due to the net loss from operations which was offset somewhat by a positive change in accumulated other comprehensive loss due to interest rate movements in the market for the three months ended March 31, 2026.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through March 31, 2026, we received $29,369,295 from the sale of 16,216,760 shares and incurred offering costs of $2,773,213. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 43,920 shares held by TRLIC and the 3,000 shares held by TRCC total 46,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $8,276,225 as of March 31, 2026. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $3,538,399 as of March 31, 2026. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. At the beginning of 2023, the Company began another private placement stock offering which has raised $4,621,658 and incurred $35,903 of offering costs through the subscription of 616,221 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

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

TEXAS REPUBLIC CAPITAL CORPORATION
a Texas corporation

May 15, 2026	By:	/s/ Timothy R. Miller
Timothy R. Miller,
President and Chief Executive Officer

May 15, 2026	By:	/s/ Shane S. Mitchell
Shane S. Mitchell,
Chief Financial Officer