Form 10-Q
period 2026-06-30
Texas Republic Capital Corp
filed 2026-08-13
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 1, 2026: 16,161,185 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2026

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $4,158,432 and $4,315,636 as of June 30, 2026 and December 31, 2025, respectively)	$3,991,988	$4,183,017
Mortgage loans, net of allowance	8,962,201	8,857,541
Investment real estate	206,076	305,682
Policy loans	8,553	6,798
Other long-term investments	855,523	1,131,333
Total investments	14,024,341	14,484,371
Cash and cash equivalents	7,814,190	8,657,535
Accrued investment income	120,859	143,403
Due premium	85,497	72,468
Reinsurance recoverable	1,073,863	1,038,232
Deferred policy acquisition costs	5,602,354	5,235,807
Deferred sales inducement costs	8,169	15,959
Advances and notes receivable, net of allowance	96,374	77,083
Leased property - right to use	123,654	167,296
Prepaid assets	88,818	41,709
Intangible assets, net of accumulated amortization	122,924	147,508
Furniture and equipment, net	12,443	12,980
Other assets	1,687,569	1,574,759
Total assets	$30,861,055	$31,669,110

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$16,034,259	$16,640,404
Future policy benefits	2,724,520	2,423,308
Policy claims and other benefits	597,269	662,198
Liability for deposit-type contracts	106,224	131,895
Other policyholder liabilities	115,072	461,202
Total policy liabilities	19,577,344	20,319,007
Lease liability	123,654	167,296
Other liabilities	453,030	350,226
Total liabilities	20,154,028	20,836,529

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 16,208,105 and 15,600,539 issued as of June 30, 2026 and December 31, 2025, 16,161,185 and 15,553,619 outstanding as of June 30, 2026 and December 31, 2025, and 8,655 and 616,121 subscribed as of June 30, 2026 and December 31, 2025, respectively	162,168	162,167
Additional paid-in capital	26,433,914	26,433,165
Treasury stock, at cost (46,920 shares as of June 30, 2026 and December 31, 2025)	(47,720)	(47,720)
Accumulated other comprehensive loss	(52,140)	(92,421)
Accumulated deficit	(15,789,195)	(15,622,610)
Total shareholders’ equity	10,707,027	10,832,581
Total liabilities and shareholders’ equity	$30,861,055	$31,669,110

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
		(Restated)		(Restated)
Revenues
Premiums and other considerations	$1,563,334	$1,070,962	$2,845,623	$2,451,100
Net investment income	222,027	321,169	501,392	687,339
Net realized losses on investments	-	(10,700)	-	(13,029)
Commission income	87,818	49,349	130,525	30,464
Total revenues	1,873,179	1,430,780	3,477,540	3,155,874
Benefits, claims and expenses
Increase in future policy benefits	125,642	121,550	380,330	268,923
Death and other benefits	119,105	423,832	206,395	561,565
Interest credited to policyholders	178,876	168,072	347,122	343,581
Total benefits and claims	423,623	713,454	933,847	1,174,069
Policy acquisition costs deferred	(535,483)	(388,387)	(919,058)	(810,382)
Policy acquisition costs amortized	179,802	226,948	552,511	499,069
Commissions	716,167	511,591	1,217,073	1,175,096
Salaries and employee benefits	461,983	504,111	923,628	1,015,882
Office rent	25,078	23,591	50,696	48,812
Third-party administration fees	72,135	13,496	175,350	134,078
Travel, meals, and entertainment	12,666	10,606	25,985	26,790
Professional fees	152,626	120,121	284,474	252,625
Other general and administrative expenses	221,519	215,452	399,619	376,652
Total benefits, claims and expenses	1,730,116	1,950,983	3,644,125	3,892,691

Net income (loss)	$143,063	$(520,203)	$(166,585)	$(736,817)

Net income (loss) per common share outstanding	$0.01	$(0.04)	$(0.01)	$(0.05)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
		(Restated)		(Restated)

Net income (loss)	$143,063	$(520,203)	$(166,585)	$(736,817)
Other comprehensive gain
Total net unrealized gains (losses) arising during the period	9,395	28,887	(33,825)	90,084
Plus net realized investment losses	-	10,700	-	13,029
Net unrealized investment gains (losses)	9,395	39,587	(33,825)	103,113
Remeasurement gains (losses) on future policy benefits related to discount rate	11,481	(20,523)	74,106	(53,506)
Total other comprehensive gain	20,876	19,064	40,281	49,607
Total comprehensive income (loss)	$163,939	$(501,139)	$(126,304)	$(687,210)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2025	$161,319	$25,802,694	$(47,720)	$(166,688)	$(15,065,269)	$10,684,336
Common stock shares subscribed	529	393,712	-	-	-	394,241
Other comprehensive gain	-	-	-	49,607	-	49,607
Net loss	-	-	-	-	(736,817)	(736,817)
Balance as of June 30, 2025 (Restated)	$161,848	$26,196,406	$(47,720)	$(117,081)	$(15,802,086)	$10,391,367

Balance as of January 1, 2026	$162,167	$26,433,165	$(47,720)	$(92,421)	$(15,622,610)	$10,832,581
Common stock shares subscribed	1	749	-	-	-	750
Other comprehensive gain	-	-	-	40,281	-	40,281
Net loss	-	-	-	-	(166,585)	(166,585)
Balance as of June 30, 2026	$162,168	$26,433,914	$(47,720)	$(52,140)	$(15,789,195)	$10,707,027

Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of April 1, 2025	$161,478	$25,921,260	$(47,720)	$(136,145)	$(15,281,883)	$10,616,990
Common stock shares subscribed	370	275,146	-	-	-	275,516
Other comprehensive gain	-	-	-	19,064	-	19,064
Net loss	-	-	-	-	(520,203)	(520,203)
Balance as of June 30, 2025 (Restated)	$161,848	$26,196,406	$(47,720)	$(117,081)	$(15,802,086)	$10,391,367

Balance as of April 1, 2026	$162,168	$26,433,914	$(47,720)	$(73,016)	$(15,932,258)	$10,543,088
Other comprehensive gain	-	-	-	20,876	-	20,876
Net income	-	-	-	-	143,063	143,063
Balance as of June 30, 2026	$162,168	$26,433,914	$(47,720)	$(52,140)	$(15,789,195)	$10,707,027

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
		(Restated)
Operating activities
Net loss	$(166,585)	$(736,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(32,404)	(66,856)
Net realized capital losses	-	13,029
Provision for depreciation and amortization	27,348	27,795
Policy acquisition costs deferred	(919,058)	(810,382)
Policy acquisition costs amortized	552,511	499,069
Amortization of mortgage loan origination fees	17,185	18,917
Provision for estimated mortgage loan losses	612	(6,776)
Interest credited to policyholders	347,122	343,581
Change in assets and liabilities:
Accrued investment income	22,544	3,621
Due premium	(13,029)	(1,266)
Reinsurance recoverable	(35,631)	(26,882)
Advances and notes receivable	(19,291)	(1,317)
Prepaid assets	(47,109)	(42,271)
Other assets	(112,808)	(302,501)
Future policy benefits	501,767	421,350
Policy claims	(64,929)	(258,382)
Other policy liabilities	(346,130)	25,405
Other liabilities	102,804	213,901
Net cash provided by (used in) operating activities	(185,081)	(686,782)

Investing activities
Purchases of furniture and equipment	(2,229)	-
Sales of available for sale securities	155,344	705,215
Purchases of mortgage loans	(1,576,900)	-
Payments on mortgage loans	1,252,735	1,372,307

Sales of investment real estate	305,682	-
Policy loans	(1,755)	2,124
Payments on other long-term investments	305,706	338,371
Net cash provided by investing activities	438,583	2,418,017

Financing activities
Proceeds from the subscription of common stock	750	394,241
Policyholder deposits	1,051,561	2,442,947
Policyholder withdrawals	(2,123,487)	(6,890,411)
Deposit-type contracts - deposits	127	330
Deposit-type contracts - withdrawals	(25,798)	(30,537)
Net cash used in financing activities	(1,096,847)	(4,083,430)

Decrease in cash and cash equivalents	(843,345)	(2,352,195)
Cash and cash equivalents, beginning of period	8,657,535	6,649,797
Cash and cash equivalents, end of period	$7,814,190	$4,297,602

Supplemental disclosure of non-cash investing activities
Reductions in mortgage loans due to foreclosure	$206,076	$-
Investment real estate acquired through foreclosure	(206,076)	-

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018, the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019, the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at June 30, 2026.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020, the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at June 30, 2026.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2027, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $4,621,658 and incurred $35,903 of offering costs from the subscription of 616,221 shares through June 30, 2026 from this offering.

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2025.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

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

June 30, 2026

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

For the six months ended June 30, 2026 and 2025, capitalized costs were $919,058 and $810,382, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2026 and 2025 were $552,511 and $499,069, respectively. For the three months ended June 30, 2026 and 2025, capitalized costs were $535,483 and $388,387, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2026 and 2025 were $179,802 and $226,948, respectively.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $8,169 and $15,959 of SIC deferred at June 30, 2026 and December 31, 2025, respectively. There was $0 of SIC deferred and $7,790 of SIC amortized for the six months ended June 30, 2026. For the three months ended June 30, 2026, there was $0 of SIC deferred and $2,854 of SIC amortized. There was $0 of SIC deferred and $24,945 of SIC amortized for the six months ended June 30, 2025. For the three months ended June 30, 2025, there was $0 of SIC deferred and $8,623 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had no allowance for possible uncollectable agent balances as of June 30, 2026 and December 31, 2025.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $123,654 as of June 30, 2026 compared to $167,296 as of December 31, 2025.

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

June 30, 2026

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

Net Loss Per Common Share Outstanding and Subscribed

Net income or loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 16,169,832 and 16,099,036 for the six months ended June 30, 2026 and 2025, respectively. The weighted average common shares outstanding and subscribed were 16,169,840 and 16,109,257 for the three months ended June 30, 2026 and 2025, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid fees for this service to FTFC of $0 for the six months ending June 30, 2026 and $6,708 for the year ending December 31, 2025.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of June 30, 2026 there have been several groups covered under this agreement. For the six months ended June 30, 2026, there were $964,595 of premiums ceded and $686,970 of commissions, death and other benefits, administrative expenses, change in deferred policy acquisition costs amortized and changes in future policy benefits ceded. For the six months ended June 30, 2025, there were $339,073 of premiums ceded and $282,541 of commissions, death and other benefits, administrative expenses, change in deferred policy acquisition costs amortized and changes in future policy benefits ceded. In addition, there was a reduction to deferred policy acquisition costs and a reinsurance recoverable of $1,761,630 and $456,937, respectively, on the consolidated statements of financial position at June 30, 2026 compared to $1,698,156 and $420,670 at December 31, 2025.

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

Adoption of the standard impacted our previously reported consolidated financial results as follows:

Six Months Ended June 30, 2025	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Operations
Increase in future policy benefits	$213,832	$55,091	$268,923
Policy acquisition costs amortized	589,215	(90,146)	499,069
Total benefits, claims and expenses	3,927,746	(35,055)	3,892,691
Net loss	(771,872)	35,055	(736,817)

Six Months Ended June 30, 2025	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Comprehensive Loss
Net loss	$(771,872)	$35,055	$(736,817)
Remeasurement losses on future policy benefits related to discount rate	-	(53,506)	(53,506)
Total other comprehensive income	103,113	(53,506)	49,607
Total comprehensive loss	(668,759)	(18,451)	(687,210)

Three Months Ended June 30, 2025	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Operations
Increase in future policy benefits	$117,177	$4,373	$121,550
Policy acquisition costs amortized	313,223	(86,275)	226,948
Total benefits, claims and expenses	2,032,885	(81,902)	1,950,983
Net loss	(602,105)	81,902	(520,203)

Three Months Ended June 30, 2025	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Comprehensive Loss
Net loss	$(602,105)	$81,902	$(520,203)
Remeasurement losses on future policy benefits related to discount rate	-	(20,523)	(20,523)
Total other comprehensive income	39,587	(20,523)	19,064
Total comprehensive loss	(562,518)	61,379	(501,139)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of June 30, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2026 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,158,432	$6,608	$173,052	$3,991,988
Total fixed maturity securities	$4,158,432	$6,608	$173,052	$3,991,988

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,315,636	$14,164	$146,783	$4,183,017
Total fixed maturity securities	$4,315,636	$14,164	$146,783	$4,183,017

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited)

2. Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2026 and December 31, 2025 are summarized as follows:

		Unrealized	Number of
June 30, 2026 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,391,593	$9,144	12

Greater than 12 months
Corporate bonds	2,113,163	163,908	15
Total fixed maturity securities	$3,504,756	173,052	27

		Unrealized	Number of
December 31, 2025	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$201,924	$933	1

Greater than 12 months
Corporate bonds	2,434,870	145,850	18
Total fixed maturity securities	$2,636,794	$146,783	19

As of June 30, 2026, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 95.3%. As of December 31, 2025, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.7%.

As of June 30, 2026 and December 31, 2025, there were no fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings.

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

As of June 30, 2026, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company’s historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	June 30, 2026	December 31, 2025
Unrealized depreciation on available-for-sale securities	$(166,444)	$(132,619)
Net unrealized depreciation on available-for-sale securities	$(166,444)	$(132,619)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2026, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$883,171	$882,451
Due after one year through five years	1,451,627	1,440,358
Due after five years through ten years	643,998	606,274
Due after ten years	1,179,636	1,062,905
Total fixed maturity securities	$4,158,432	$3,991,988

For the six months ended June 30, 2026, the Company received $155,344 of proceeds from sales and maturities of investments in available-for-sale securities and had no gross gains or gross losses realized. For the six months ended June 30, 2025, the Company received $705,215 of proceeds from sales and maturities of investments in available-for-sale securities and had $0 of gross gains and $13,029 of gross losses realized, respectively.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of June 30, 2026, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$363,340	$366,042
Due after one year through five years	456,476	466,715
Due after five years through ten years	35,707	38,106
Total other long-term investments	$855,523	$870,863

Other long-term investments by geographic distribution:

	(Unaudited)
	June 30, 2026%		December 31, 2025%
California	$153,910	18.0%	$151,151	13.3%
Florida	145,746	17.0	152,662	13.5
Georgia	43,179	5.0	56,322	5.0
Indiana	19,086	2.2	28,234	2.5
Massachusetts	343,486	40.2	510,547	45.1
New York	22,274	2.6	64,564	5.7
Ohio	40,126	4.7	39,321	3.5
Oregon	-	-	24,655	2.2
Pennsylvania	87,716	10.3	103,877	9.2
Total	$855,523	100.0%	$1,131,333	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of June 30, 2026 and December 31, 2025 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) June 30, 2026	December 31, 2025
70% to 80%	$2,104,371	$1,904,460
60% to 70%	3,145,410	3,318,453
50% to 60%	2,033,312	1,897,324
Less than 50%	1,679,108	1,737,304
Total	$8,962,201	$8,857,541

Mortgage loans by geographic distribution:

State	(Unaudited) June 30, 2026%		December 31, 2025%
Alabama	$1,083,751	12.1%	$1,084,493	12.2%
Arizona	129,203	1.4	129,750	1.5
California	82,883	0.9	314,445	3.5
Florida	785,085	8.8	920,063	10.4
Georgia	239,568	2.7	242,161	2.7
Illinois	166,032	1.8	168,262	1.9
Indiana	202,616	2.3	203,797	2.3
Kentucky	672,884	7.5	686,690	7.7
Louisiana	77,367	0.9	79,713	0.9
Missouri	174,125	1.9	245,317	2.8
New Jersey	190,541	2.1	191,490	2.2
Ohio	384,967	4.3	386,314	4.4
South Carolina	256,463	2.9	258,239	2.9
Tennessee	1,084,713	12.1	1,407,054	15.9
Texas	3,432,003	38.3	2,539,753	28.7
Total	$8,962,201	100.0%	$8,857,541	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited)

2. Investments (continued)

There was one mortgage loan with a principal balance of $206,076 that had been 90 days or more past due and was foreclosed upon during the second quarter 2026. That property is now held as real estate for sale. There was one mortgage loan with a principal balance of $206,076 that was 90 days or more past due and still accruing interest as of December 31, 2025. The Company had a mortgage loan allowance of $44,454 and $43,842 as of June 30, 2026 and December 31, 2025, respectively.

	(Unaudited) June 30, 2026	December 31, 2025
Beginning of year: mortgage loan allowance balance	$43,842	$59,662
Current year change in provision of estimated mortgage loan losses	612	(15,820)
End of year: mortgage loan allowance balance	$44,454	$43,842

Major categories of net investment income for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Fixed maturity securities	$50,690	$52,334	$92,161	$109,196
Other long-term assets	8,888	17,166	29,896	52,554
Mortgage loans	147,249	229,704	329,727	471,387
Short-term and other investments	30,782	46,570	92,089	91,374
Gross investment income	237,609	345,774	543,873	724,511
Investment expenses	(15,582)	(24,605)	(42,481)	(37,172)
Net investment income	$222,027	$321,169	$501,392	$687,339

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

June 30, 2026

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized as follows:

June 30, 2026 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$3,991,988	$-	$3,991,988
Total fixed maturity securities	$-	$3,991,988	$-	$3,991,988

December 31, 2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$4,183,017	$-	$4,183,017
Total fixed maturity securities	$-	$4,183,017	$-	$4,183,017

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2026 and December 31, 2025 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2026 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$7,814,190	$7,814,190	$7,814,190	$-	$-
Mortgage loans on real estate	8,962,201	8,419,349	-	-	8,419,349
Policy loans	8,553	8,553			8,553
Other long-term investments	855,523	870,863	-	-	870,863
Accrued investment income	120,859	120,859	-	-	120,859
Advances and notes receivable	96,374	96,374	-	-	96,374
Total financial assets	$17,857,700	$17,330,188	$7,814,190	$-	$9,515,998

Financial liabilities
Policyholders’ account balances	$16,034,259	$15,762,386	$-	$-	$15,762,386
Policy claims and other benefits	597,269	597,269	-	-	597,269
Total financial liabilities	$16,631,528	$16,359,655	$-	$-	$16,359,655

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,657,535	$8,657,535	$8,657,535	$-	$-
Mortgage loans on real estate	8,857,541	8,163,641	-	-	8,163,641
Policy loans	6,798	6,798	-	-	6,798
Other long-term investments	1,131,333	1,151,925	-	-	1,151,925
Accrued investment income	143,403	143,403	-	-	143,403
Advances and notes receivable	77,083	77,083	-	-	77,083
Total financial assets	$18,873,693	$18,200,385	$8,657,535	$-	$9,542,850

Financial liabilities
Policyholders’ account balances	$16,640,404	$14,315,453	$-	$-	$14,315,453
Policy claims and other benefits	662,198	662,198	-	-	662,198
Total financial liabilities	$17,302,602	$14,977,651	$-	$-	$14,977,651

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

June 30, 2026

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

The disaggregated amounts of net deferred policy acquisition costs (amount capitalized less amount amortized) allocated to the Company’s life and annuity lines of business that reconcile to the total amounts reported in the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
		(Restated)		(Restated)
Life	$379,513	$204,155	$439,532	$389,538
Annuity	(23,832)	(42,716)	(72,985)	(78,225)
Total	$355,681	$161,439	$366,547	$311,313

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited)

4. Deferred Policy Acquisition Costs (continued)

The balances and changes in deferred policy acquisition costs (deferral and amortization) allocated to the Company’s life and annuity lines of business that reconcile to the total amounts reported in the consolidated statement of financial position and consolidated statement of operations as of and for the six months ended June 30, 2026 and for the year ended December 31, 2025 are summarized as follows:

	Six Months Ended June 30, 2026
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$4,920,505	$315,302	$5,235,807
Capitalized	891,822	27,236	919,058
Amortized	(452,290)	(100,221)	(552,511)
Increase (decrease)	439,532	(72,985)	366,547
Deferred policy acquisition costs, ending	$5,360,037	$242,317	$5,602,354

	Year Ended December 31, 2025
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$4,153,865	$398,882	$4,552,747
Capitalized	1,483,341	92,796	1,576,137
Amortized	(716,701)	(176,376)	(893,077)
Increase (decrease)	766,640	(83,580)	683,060
Deferred policy acquisition costs, ending	$4,920,505	$315,302	$5,235,807

5. Liability for Future Policy Benefits

Future policy benefits include reserves for short-duration contracts and long-duration contracts as well as certain reinsurance balances when in a liability position.

The balances and changes in the liability for future policy benefits as of and for the six months ended June 30, 2026 and for the year ended December 31, 2025 are summarized as follows:

	June 30, 2026		December 31, 2025
	Present Value of Net	Present Value of	Present Value of Net	Present Value of
	Premiums	Benefits	Premiums	Benefits
Balance, beginning of year	$386,422	$980,494	$451,431	$819,597
Effect of changes in discount rate	1,765	41,963	8,672	140,047
Beginning balance at original discount rate	388,187	1,022,457	460,103	959,644
Effect of actual variances from expected	3,906	(29,457)	53,510	18,277
Trued-Up balance	392,093	993,000	513,613	977,921
New issuances	6,573	4,177	2,724	1,735
Net premium collected	(101,722)	-	(148,855)	-
Interest accrual	18,128	47,749	20,705	43,184
Withdrawal/surrenders	-	-	-	(383)
Benefit payments	-	(3,645)	-	-
Ending balance at original discount rate	315,072	1,041,281	388,187	1,022,457
Effect of changes in discount rate	(4,251)	(118,556)	(1,765)	(41,963)
Balance, end of year	$310,821	$922,725	$386,422	$980,494
Reinsurance recoverable	$-		$-
Net liability for future policy benefits	$611,904		$594,072
Deferred profit liability	$1,523,025		$1,283,668

The composition of future policy benefits as of June 30, 2026 and December 31, 2025 is summarized as follows:

	June 30, 2026	December 31, 2025
Future policy benefits meeting ASU 2018-12 standards	$611,904	$594,072
Deferred policy liability	1,523,025	1,283,668
Total future policy benefits meeting ASU 2018-12 standards	2,134,929	1,877,740
Future policy benefits not meeting ASU 2018-12 standards:
Reduced paid up and child term rider life insurance contracts	7,584	6,815
Other	582,007	538,753
Total future policy benefits not meeting ASU 2018-12 standards	589,591	545,568
Total future policy benefits	$2,724,520	$2,423,308

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited)

5. Liability for Future Policy Benefits (continued)

The undiscounted expected future benefit payments and gross premiums as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026
		Original	Current
	Undiscounted	Present Value	Present Value
Gross premiums	$1,243,912	$1,100,917	$1,086,473
Benefits	4,490,414	1,041,281	922,725

	December 31, 2025
		Original	Current
	Undiscounted	Present Value	Present Value
Gross premiums	$1,435,709	$1,271,448	$1,265,945
Benefits	4,430,666	1,022,457	980,494

The weighted-average interest rates as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
	Weighted- average interest rate	Weighted- average interest rate
Original discount rate	4.67%	4.50%
Current discount rate	5.06%	4.69%

The weighted-average durations of the liability in years as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
	Weighted- average duration of liability	Weighted- average duration of liability
Original duration of the liability in years	23.87	23.97
Current duration of the liability in years	22.29	23.36

The actual experience during the six months ended June 30, 2026 and the year ended December 31, 2025 compared to what was expected for the six months ended June 30, 2026 and for the year ended December 31, 2025 is summarized as follows:

	June 30, 2026
	Amount
	Inforce	Mortality	Lapsation	Total
Expected	$17,497,878	$4,005	$10,054	$14,059
Expected rate		0.02%	0.06%	0.08%
Actual	$17,510,047	$3,645	$-	$3,645
Actual rate		0.02%	0.00%	0.02%
Actual to expected ratio		109.95%	-	385.96%

	December 31, 2025
	Amount
	Inforce	Mortality	Lapsation	Total
Expected	$16,710,479	$7,439	$16,697	$24,136
Expected rate		0.04%	0.10%	0.14%
Actual	$17,303,297	$-	$383	$383
Actual rate		0.00%	0.00%	0.00%
Actual to expected ratio		-	2.3%	1.6%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited)

6. Policyholders’ Account Balances

The composition of Policyholders’ account balances and deposit-type liabilities as of June 30, 2026 and December 31, 2025 is summarized as follows:

	June 30, 2026	December 31, 2025
Annuities	$15,064,709	$15,797,303
Universal life policies	969,550	843,101
Total Policyholders’ account balances	$16,034,259	$16,640,404
Deposit-type liabilities
Supplemental contracts without life contingencies	$34,642	$60,440
Premium deposit funds	71,582	71,455
Total deposit-type liabilities	$106,224	$131,895

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of June 30, 2026 and December 31, 2025 are presented as follows:

	June 30, 2026
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis point to 50 Basis Points Above Guaranteed Minimum	51 Basis point to 150 Basis Points Above Guaranteed Minimum	Greater than 150 Basis Points Above Guaranteed Minimum	Total
2% to 2.99%	$820,570	$152,706	$3,191,436	$7,412,020	$11,576,732
3% to 3.99%	1,003,304	-	-	3,454,223	4,457,527
Total	$1,823,874	$152,706	$3,191,436	$10,866,243	$16,034,259

	December 31, 2025
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis point to 50 Basis Points Above Guaranteed Minimum	51 Basis point to 150 Basis Points Above Guaranteed Minimum	Greater than 150 Basis Points Above Guaranteed Minimum	Total
2% to 2.99%	$1,126,697	$2,283,397	$4,934,716	$3,874,418	$12,219,228
3% to 3.99%	898,347	143,504	-	3,379,325	4,421,176
Total	$2,025,044	$2,426,901	$4,934,716	$7,253,743	$16,640,404

The change in the policyholders account balances for the six months ended June 30, 2026 and for the year ended December 31, 2025 are summarized as follows:

	For the Six Months Ended June 30, 2026	For the Year Ended December 31, 2025
Policyholders’ account balances, beginning	$16,640,404	$19,296,073
Deposits	4,572,840	8,630,331
Withdrawals	(2,029,022)	(8,056,276)
Mortality and expense fees	(3,296,683)	(3,645,670)
Funds withheld under coinsurance agreement	(200,402)	(263,170)
Interest credited	347,122	679,116
Increase (decrease)	(606,145)	(2,655,669)
Policyholders’ account balances, ending	$16,034,259	$16,640,404
Weighted Average Crediting Rate	4.50%	3.90%
Cash surrender value	$14,639,547	$15,182,914

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended June 30, 2026. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of June 30, 2026, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repealed the 80 percent limitation for taxable years beginning before January 1, 2021.

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

8. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $3,105,197 as of June 30, 2026. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of June 30, 2026 are as follows:

2026	$52,546
2027	98,723
Total operating lease payments, undiscounted	$151,269
Less: interest	(27,615)
Lease liability, at present value	$123,654

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

Results of Operations – Three and Six Months Ended June 30, 2026 and 2025

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Premiums and other considerations	$1,563,334	$1,070,962	$2,845,623	$2,451,100
Net investment income	222,027	321,169	501,392	687,339
Net realized losses on investments	-	(10,700)	-	(13,029)
Commission income	87,818	49,349	130,525	30,464
Total revenues	$1,873,179	$1,430,780	$3,477,540	$3,155,874

Total revenues increased by $442,399 and $321,666 for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The increases were primarily a result of increased new policy sales as we continue to successfully produce new business and additional commission income. Net investment income decreased due to less total invested assets as the Company has decided to sell less annuities and focus more on life insurance sales over the last few years. The Company also accepted annuity considerations during 2026 and 2025. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,730,116 and $3,644,125 for the three and six months ended June 30, 2026, decreases of $220,867 and $248,566 from $1,950,983 and $3,892,691 for the three and six months ended June 30, 2025, respectively. Significant expense categories are discussed below.

Total Benefits and Claims – Mainly due to decreases to death and other benefits the total benefits and claims expense decreased by $289,831 and $240,222 for the three and six months ended June 30, 2026 compared to the same periods in the prior year. Expenses were $423,623 and $933,847 for the three and six months ended June 30, 2026 and $713,454 and $1,174,069 for the three and six months ended June 30, 2025, respectively. There was an increase in future policy benefits from increased production while interest credited to policyholders remained similar to the prior periods as the Company has issued less annuities in the last couple of years. Death and benefit payments can significantly impact expenses from period to period due to timing.

Commissions – Commission expenses were $716,167 and $1,217,073 for the three and six months ended June 30, 2026 compared to $511,591 and $1,175,096 for the three and six months ended June 30, 2025, respectively. For the three and six months ended, the commission expenses are consistent with the amounts of new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $42,128 and $92,254 for the three and six months ended June 30, 2026 compared to the same periods in the prior year, respectively. The decrease is primarily related to the reduced costs associated with less full-time employees which was slightly offset by wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the costs in salaries and employee benefits.

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

Net Income and Loss

The net loss was $166,585, or $(0.01) per share, for the six months ended June 30, 2026 compared to a net loss of $736,817 or $(0.05) per share, for the six months ended June 30, 2025. For the three months ending June 30, the net income was $143,063 or $0.01 per share in 2026 and the net loss was $520,203 or $(0.04) per share in 2025. The improvements of the net income and loss for the three- and six- months ending June 30, 2026, was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 16,169,832 and 16,099,036 for the six months ended June 30, 2026 and 2025, respectively. The weighted average common shares outstanding and subscribed were 16,169,240 and 16,109,257 for the three months ended June 30, 2026 and 2025, respectively.

Financial Position – As of June 30, 2026 and December 31, 2025

Total assets of the Company decreased from $31,669,110 as of December 31, 2025 to $30,861,055 as of June 30, 2026, a decrease of $808,055 and was primarily attributable to annuity surrenders which reduced both assets and liabilities. Assets that increased or decreased materially in 2026 were invested assets, cash and cash equivalents, deferred policy acquisition costs, and other assets.

Total investments decreased by $460,030, or 3.2%. This decrease was primarily due to maturities and payoffs. Cash and cash equivalents also decreased in order to pay off the annuity surrenders mentioned above. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted increases to net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available. As a result, net investment yield remained relatively stable for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 considering the overall decrease of investable assets.

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

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased by $741,663 at June 30, 2026 compared to December 31, 2025. The decrease is primarily related to annuity surrenders.

Total shareholders’ equity of the Company decreased from $10,832,581 as of December 31, 2025 to $10,707,027 as of June 30, 2026, a decrease of $125,554. The decrease is mainly due to the net loss from operations which was offset somewhat by a positive change in accumulated other comprehensive loss due to interest rate movements in the market for the six months ended June 30, 2026.

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

We had cash and cash equivalents totaling $7,814,190 as of June 30, 2026. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $3,105,197 as of June 30, 2026. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TEXAS REPUBLIC CAPITAL CORPORATION
a Texas corporation

August 13, 2026	By:	/s/ Timothy R. Miller
Timothy R. Miller,
President and Chief Executive Officer

August 13, 2026	By:	/s/ Shane S. Mitchell
Shane S. Mitchell,
Chief Financial Officer