Form 10-Q
period 2026-09-30
Texas Republic Capital Corp
filed 2026-11-13
CIK 1560452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 2, 2026: 16,161,185 shares

TEXAS REPUBLIC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Exhibit No. 104. FIL

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Available-for-sale fixed maturity securities at fair value (Amortized cost: $3,823,987 and $4,315,636 as of September 30, 2026 and December 31, 2025, respectively)	$3,521,030	$4,183,017
Mortgage loans, net of allowance	9,122,818	8,857,541
Investment real estate	206,076	305,682
Policy loans	9,076	6,798
Other long-term investments	820,258	1,131,333
Total investments	13,679,258	14,484,371
Cash and cash equivalents	7,671,843	8,657,535
Accrued investment income	131,706	143,403
Due premium	90,699	72,468
Reinsurance recoverable	1,073,205	1,038,232
Deferred policy acquisition costs	5,845,429	5,235,807
Advances and notes receivable, net of allowance	142,750	77,083
Leased property - right to use	101,832	167,296
Prepaid assets	64,087	41,709
Intangible assets, net of accumulated amortization	110,631	147,508
Furniture and equipment, net	11,022	12,980
Other assets	1,661,179	1,590,718
Total assets	$30,583,641	$31,669,110

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$15,637,253	$16,640,404
Future policy benefits	2,708,053	2,423,308
Policy claims and other benefits	602,224	662,198
Liability for deposit-type contracts	93,332	131,895
Other policyholder liabilities	88,465	461,202
Total policy liabilities	19,129,327	20,319,007
Lease liability	101,832	167,296
Other liabilities	485,868	350,226
Total liabilities	19,717,027	20,836,529

Shareholders’ equity
Common stock, par value $.01 per share, 25,000,000 shares authorized, 16,208,105 and 15,600,539 issued as of September 30, 2026 and December 31, 2025, 16,161,185 and 15,553,619 outstanding as of September 30, 2026 and December 31, 2025, and 29,655 and 616,121 subscribed as of September 30, 2026 and December 31, 2025, respectively	162,378	162,167
Additional paid-in capital	26,589,605	26,433,165
Treasury stock, at cost (46,920 shares as of September 30, 2026 and December 31, 2025)	(47,720)	(47,720)
Accumulated other comprehensive loss	(54,054)	(92,421)
Accumulated deficit	(15,783,595)	(15,622,610)
Total shareholders’ equity	10,866,614	10,832,581
Total liabilities and shareholders’ equity	$30,583,641	$31,669,110

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
		(Restated)		(Restated)
Revenues
Premiums and other considerations	$1,236,638	$979,886	$4,082,261	$3,430,986
Net investment income	262,738	306,816	764,130	994,155
Net realized losses on investments	-	(317)	-	(13,346)
Commission income	106,224	49,288	236,749	79,752
Total revenues	1,605,600	1,335,673	5,083,140	4,491,547
Benefits, claims and expenses
Increase in future policy benefits	122,106	72,886	502,436	341,809
Death and other benefits	150,322	3,485	356,717	565,050
Interest credited to policyholders	179,586	162,949	526,708	506,530
Total benefits and claims	452,014	239,320	1,385,861	1,413,389
Policy acquisition costs deferred	(378,354)	(374,960)	(1,297,412)	(1,185,342)
Policy acquisition costs amortized	135,279	197,304	687,790	696,373
Commissions	514,910	534,068	1,731,983	1,709,164
Salaries and employee benefits	421,390	490,600	1,345,018	1,506,482
Office rent	25,687	25,107	76,383	73,919
Third-party administration fees	112,372	(675)	287,722	133,403
Travel, meals, and entertainment	16,179	13,357	42,164	40,147
Professional fees	145,125	47,467	429,599	300,092
Other general and administrative expenses	155,398	155,775	555,017	532,427
Total benefits, claims and expenses	1,600,000	1,327,363	5,244,125	5,220,054

Net income (loss)	$5,600	$8,310	$(160,985)	$(728,507)

Net income (loss) per common share outstanding	$0.00	$0.00	$(0.01)	$(0.05)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
		(Restated)		(Restated)

Net income (loss)	$5,600	$8,310	$(160,985)	$(728,507)
Other comprehensive gain (loss)
Total net unrealized gains (losses) arising during the period	(136,513)	52,779	(170,338)	142,863
Plus net realized investment losses	-	317	-	13,346
Net unrealized investment gains (losses)	(136,513)	53,096	(170,338)	156,209
Remeasurement gains (losses) on future policy benefits related to discount rate	134,599	(36,362)	208,705	(89,868)
Total other comprehensive gain (loss)	(1,914)	16,734	38,367	66,341
Total comprehensive income (loss)	$3,686	$25,044	$(122,618)	$(662,166)

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2025	$161,319	$25,802,694	$(47,720)	$(166,688)	$(15,065,269)	$10,684,336
Common stock shares subscribed	717	534,778	-	-	-	535,495
Other comprehensive gain	-	-	-	66,341	-	66,341
Net loss	-	-	-	-	(728,507)	(728,507)
Balance as of September 30, 2025 (Restated)	$162,036	$26,337,472	$(47,720)	$(100,347)	$(15,793,776)	$10,557,665

Balance as of January 1, 2026	$162,167	$26,433,165	$(47,720)	$(92,421)	$(15,622,610)	$10,832,581
Common stock shares subscribed	211	156,440	-	-	-	156,651
Other comprehensive gain	-	-	-	38,367	-	38,367
Net loss	-	-	-	-	(160,985)	(160,985)
Balance as of September 30, 2026	$162,378	$26,589,605	$(47,720)	$(54,054)	$(15,783,595)	$10,866,614

Three Months Ended September 30, 2026 and 2025

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance as of July 1, 2025	$161,848	$26,196,406	$(47,720)	$(117,081)	$(15,802,086)	$10,391,367
Common stock shares subscribed	188	141,066	-	-	-	141,254
Other comprehensive gain	-	-	-	16,734	-	16,734
Net income	-	-	-	-	8,310	8,310
Balance as of September 30, 2025 (Restated)	$162,036	$26,337,472	$(47,720)	$(100,347)	$(15,793,776)	$10,557,665

Balance as of July 1, 2026	$162,168	$26,433,914	$(47,720)	$(52,140)	$(15,789,195)	$10,707,027
Common stock shares subscribed	210	155,691	-	-	-	155,901
Other comprehensive loss	-	-	-	(1,914)	-	(1,914)
Net income	-	-	-	-	5,600	5,600
Balance as of September 30, 2026	$162,378	$26,589,605	$(47,720)	$(54,054)	$(15,783,595)	$10,866,614

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
		(Restated)
Operating activities
Net loss	$(160,985)	$(728,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(45,851)	(87,401)
Net realized capital losses	-	13,346
Provision for depreciation and amortization	41,060	41,389
Policy acquisition costs deferred	(1,297,412)	(1,185,342)
Policy acquisition costs amortized	687,790	696,373
Amortization of mortgage loan origination fees	22,157	24,367
Provision for estimated mortgage loan losses	1,444	(8,119)
Interest credited to policyholders	526,708	506,530
Change in assets and liabilities:
Accrued investment income	11,697	(22,715)
Due premium	(18,231)	(2,170)
Reinsurance recoverable	(34,973)	221,278
Advances and notes receivable	(65,667)	223
Prepaid assets	(22,378)	(20,031)
Other assets	(79,830)	43,256
Future policy benefits	622,596	674,422
Policy claims	(59,974)	(383,382)
Other policy liabilities	(372,737)	68,067
Other liabilities	135,642	(247,776)
Net cash used in operating activities	(108,944)	(396,192)

Investing activities
Purchases of furniture and equipment	(2,229)	-
Sales of available for sale securities	489,063	954,583
Purchases of mortgage loans	(2,563,700)	-
Payments on mortgage loans	2,074,196	1,642,236
Sales of investment real estate	305,682	-
Policy loans	(2,278)	3,310
Payments on other long-term investments	354,062	395,128
Net cash provided by investing activities	654,796	2,995,257

Financing activities
Proceeds from the subscription of common stock	156,651	535,495
Policyholder deposits	1,095,605	3,120,104
Policyholder withdrawals	(2,745,237)	(7,079,083)
Deposit-type contracts - deposits	192	492
Deposit-type contracts - withdrawals	(38,755)	(43,332)
Net cash used in financing activities	(1,531,544)	(3,466,324)

Decrease in cash and cash equivalents	(985,692)	(867,259)
Cash and cash equivalents, beginning of period	8,657,535	6,649,797
Cash and cash equivalents, end of period	$7,671,843	$5,782,538

Supplemental disclosure of non-cash investing activities
Reductions in mortgage loans due to foreclosure	$206,076	$-
Investment real estate acquired through foreclosure	(206,076)	-

See notes to consolidated financial statements (unaudited).

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

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

The Texas Department of Insurance approved TRLIC’s life insurance charter on August 1, 2016. The Company capitalized TRLIC with $3,000,000 and owns 100% of TRLIC. TRLIC began insurance operations on April 3, 2017 and is currently selling life and annuity products in the state of Texas. In 2018, the Company made additional capital contributions totaling $2,750,000 for the entire year. In 2019, the Company made two more capital contributions to TRLIC. The first contribution consisted of mortgage loans valued at $857,133 and the second one was a $1,300,000 cash contribution. In 2021 and 2022, the Company made additional total capital contributions of $2,100,000 and $2,100,000, respectively. In 2023, the Company made $1,750,000 in total capital contributions. Total capitalization of TRLIC was $13,857,133 at September 30, 2026.

TRLS, a life and health insurance agency, was incorporated February 1, 2017. The Company capitalized TRLS with $50,000 and owns 100% of TRLS. In 2018 and 2020, the Company made additional capital contributions of $100,000 and $200,000, respectively. In 2021 and 2022, the Company made additional total capital contributions of $50,000 and $150,000, respectively. Total capitalization of TRLS was $550,000 at September 30, 2026.

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

On January 1, 2023, the Company began a six-million-dollar private placement offering with a possible 10% oversubscription. This offering was extended for an additional year and will end on January 1, 2027, unless all of the shares are sold before then or the offering is terminated earlier. These shares will be sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter will be involved in connection with the issuance of these shares, and we will not pay finder’s fees in this private placement. The Company has raised $4,779,158 and incurred $37,502 of offering costs from the subscription of 637,221 shares through September 30, 2026 from this offering.

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2025.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

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

September 30, 2026

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

For the nine months ended September 30, 2026 and 2025, capitalized costs were $1,297,412 and $1,185,342, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2026 and 2025 were $687,790 and $696,373, respectively. For the three months ended September 30, 2026 and 2025, capitalized costs were $378,354 and $374,960, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2026 and 2025 were $135,279 and $197,304, respectively.

Deferred Sales Inducement Costs

Sales inducement costs (“SIC”) are related to policy bonuses issued on some of the Company’s annuity products. SIC is deferred at the issuance of the policy and amortized over the bonus period on a straight-line basis. The amount deferred is based on the difference between the fund value with the bonus and the fund value without the bonus. There was $6,586 and $15,959 of SIC deferred at September 30, 2026 and December 31, 2025, respectively. There was $0 of SIC deferred and $9,373 of SIC amortized for the nine months ended September 30, 2026. For the three months ended September 30, 2026, there was $0 of SIC deferred and $1,583 of SIC amortized. There was $0 of SIC deferred and $31,706 of SIC amortized for the nine months ended September 30, 2025. For the three months ended September 30, 2025, there was $0 of SIC deferred and $6,761 of SIC amortized.

Advances and Notes Receivable

Advances and notes receivable are recorded at unpaid principal balances. Management evaluates the collectability of advances and notes receivable on the specific identification basis. Management had no allowance for possible uncollectable agent balances as of September 30, 2026 and December 31, 2025.

Leased Property – Right to Use Asset

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company’s home office lease had an original term greater than one year, and the Company recognizes on the balance sheet a right of use (“ROU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has a lease asset and liability of $101,832 as of September 30, 2026 compared to $167,296 as of December 31, 2025.

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

September 30, 2026

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

Net Loss Per Common Share Outstanding and Subscribed

Net income or loss per common share is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average common shares outstanding and subscribed were 16,173,334 and 16,113,508 for the nine months ended September 30, 2026 and 2025, respectively. The weighted average common shares outstanding and subscribed were 16,180,340 and 16,142,452 for the three months ended September 30, 2026 and 2025, respectively.

Related Party Transactions

The Company entered into an agreement with First Trinity Financial Corporation (FTFC) where FTFC will use its resources to source mortgage loans on real estate and lottery bonds. FTFC will present to the Company investments based on criteria the Company has established. The Company has the option to purchase the presented investment assets directly from the seller or to decline the purchase based on the Company’s analysis of the investment. The Chairman of the Company is also the Chairman, President, and Chief Executive Officer of FTFC. The Company paid fees for this service to FTFC of $0 for the nine months ending September 30, 2026 and $6,708 for the year ending December 31, 2025.

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company entered into a coinsurance reinsurance agreement with Family Benefit Life Insurance Company (FBLIC), which is a subsidiary of FTFC. The Company will cede a portion of new business from our TrueFlex product related to specific groups to FBLIC as mutually agreed upon in advance. This new agreement became effective on January 1, 2022, and as of September 30, 2026 there have been several groups covered under this agreement. For the nine months ended September 30, 2026, there were $1,386,560 of premiums ceded and $961,002 of commissions, death and other benefits, administrative expenses, change in deferred policy acquisition costs amortized and changes in future policy benefits ceded. For the nine months ended September 30, 2025, there were $1,254,166 of premiums ceded and $1,039,851 of commissions, death and other benefits, administrative expenses, change in deferred policy acquisition costs amortized and changes in future policy benefits ceded. In addition, there was a reduction to deferred policy acquisition costs and a reinsurance recoverable of $1,831,296 and $968,757, respectively, on the consolidated statements of financial position at September 30, 2026 compared to $1,698,156 and $420,670 at December 31, 2025.

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

Adoption of the standard impacted our previously reported consolidated financial results as follows:
Nine Months Ended September 30, 2025	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Operations
Increase in future policy benefits	$260,408	$81,401	$341,809
Policy acquisition costs amortized	822,378	(126,005)	696,373
Total benefits, claims and expenses	5,264,658	(44,604)	5,220,054
Net loss	(773,111)	44,604	(728,507)

Nine Months Ended September 30, 2025	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Comprehensive Loss
Net loss	$(773,111)	$44,604	$(728,507)
Remeasurement losses on future policy benefits related to discount rate	-	(89,868)	(89,868)
Total other comprehensive income	156,209	(89,868)	66,341
Total comprehensive loss	(616,902)	(45,264)	(662,166)

Three Months Ended September 30, 2025	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Operations
Increase in future policy benefits	$46,576	$26,310	$72,886
Policy acquisition costs amortized	233,164	(35,860)	197,304
Total benefits, claims and expenses	1,336,913	(9,550)	1,327,363
Net income (loss)	(1,240)	9,550	8,310

Three Months Ended September 30, 2025	As previously reported	Adoption of new standard	Post adoption
Consolidated Statements of Comprehensive Loss
Net income (loss)	$(1,240)	$9,550	$8,310
Remeasurement losses on future policy benefits related to discount rate	-	(36,362)	(36,362)
Total other comprehensive income	53,096	(36,362)	16,734
Total comprehensive income	51,856	(26,812)	25,044

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

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

2. Investments

Fixed Maturity Securities Available-For-Sale

Investments in fixed maturity securities available-for-sale as of September 30, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2026 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$3,823,987	$1,166	$304,123	$3,521,030
Total fixed maturity securities	$3,823,987	$1,166	$304,123	$3,521,030

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate bonds	$4,315,636	$14,164	$146,783	$4,183,017
Total fixed maturity securities	$4,315,636	$14,164	$146,783	$4,183,017

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited)

2. Investments (continued)

For securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2026 and December 31, 2025 are summarized as follows:

		Unrealized	Number of
September 30, 2026 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,420,756	$27,378	12

Greater than 12 months
Corporate bonds	1,898,695	276,745	14
Total fixed maturity securities	$3,319,451	304,123	26

		Unrealized	Number of
December 31, 2025	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$201,924	$933	1

Greater than 12 months
Corporate bonds	2,434,870	145,850	18
Total fixed maturity securities	$2,636,794	$146,783	19

As of September 30, 2026, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 91.8%. As of December 31, 2025, the fixed maturity securities in a loss position had an average fair value to amortized cost ratio of 94.7%.

As of September 30, 2026 and December 31, 2025, there was one and no fixed maturity securities that were below investment grade as rated by taking the median of Fitch’s, Moody’s, and Standard and Poor’s ratings, respectively.

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

As of September 30, 2026, the Company determined that no allowances for credit losses were necessary for the fixed maturity securities based on the current holdings, the respective economic factors, and the Company’s historical experience.

The unrealized depreciation shown herein are primarily the result of the current interest rate environment rather than credit factors.

Net unrealized losses included in accumulated other comprehensive income for investments classified as available-for-sale are summarized as follows:

	(Unaudited)
	September 30, 2026	December 31, 2025
Unrealized depreciation on available-for-sale securities	$(302,957)	$(132,619)
Net unrealized depreciation on available-for-sale securities	$(302,957)	$(132,619)

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2026, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$649,272	$647,716
Due after one year through five years	1,352,393	1,320,806
Due after five years through ten years	642,980	570,520
Due after ten years	1,179,342	981,988
Total fixed maturity securities	$3,823,987	$3,521,030

For the nine months ended September 30, 2026, the Company received $489,063 of proceeds from sales and maturities of investments in available-for-sale securities and had no gross gains or gross losses realized. For the nine months ended September 30, 2025, the Company received $954,583 of proceeds from sales and maturities of investments in available-for-sale securities and had $0 of gross gains and $13,346 of gross losses realized, respectively.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of other long-term investments (which consists of lottery prize cash flows) as of September 30, 2026, by contractual maturity, are summarized as follows:

	(Unaudited)
	Amortized Cost	Fair Value
Due in one year or less	$364,158	$366,336
Due after one year through five years	420,085	421,878
Due after five years through ten years	36,015	37,159
Total other long-term investments	$820,258	$825,373

Other long-term investments by geographic distribution:

	(Unaudited)
	September 30, 2026%		December 31, 2025%
California	$117,731	14.4%	$151,151	13.3%
Florida	147,038	17.9	152,662	13.5
Georgia	37,725	4.6	56,322	5.0
Indiana	19,221	2.3	28,234	2.5
Massachusetts	347,040	42.3	510,547	45.1
New York	22,546	2.8	64,564	5.7
Ohio	40,536	4.9	39,321	3.5
Oregon	-	-	24,655	2.2
Pennsylvania	88,421	10.8	103,877	9.2
Total	$820,258	100.0%	$1,131,333	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited)

2. Investments (continued)

Mortgage Loans on Real Estate

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). Currently, all of the Company’s mortgage loans are loans on residential properties. The Company’s mortgage loans on real estate by credit quality using this ratio as of September 30, 2026 and December 31, 2025 are summarized as follows:

Loan-To-Value-Ratio	(Unaudited) September 30, 2026	December 31, 2025
70% to 80%	$2,166,703	$1,904,460
60% to 70%	3,298,857	3,318,453
50% to 60%	2,024,548	1,897,324
Less than 50%	1,632,710	1,737,304
Total	$9,122,818	$8,857,541

Mortgage loans by geographic distribution:

State	(Unaudited) September 30, 2026%		December 31, 2025%
Alabama	$1,083,367	11.9%	$1,084,493	12.2%
Arizona	128,920	1.4	129,750	1.5
California	71,382	0.8	314,445	3.5
Florida	776,570	8.5	920,063	10.4
Georgia	238,115	2.6	242,161	2.7
Illinois	164,883	1.8	168,262	1.9
Indiana	202,009	2.2	203,797	2.3
Kentucky	668,050	7.3	686,690	7.7
Louisiana	76,162	0.8	79,713	0.9
Missouri	174,125	1.9	245,317	2.8
New Jersey	190,052	2.1	191,490	2.2
Ohio	384,205	4.2	386,314	4.4
South Carolina	255,553	2.8	258,239	2.9
Tennessee	1,066,494	11.7	1,407,054	15.9
Texas	3,642,931	40.0	2,539,753	28.7
Total	$9,122,818	100.0%	$8,857,541	100.0%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited)

2. Investments (continued)

There was one mortgage loan with a principal balance of $206,076 that had been 90 days or more past due and was foreclosed upon during the second quarter 2026. That property is now held as real estate for sale. There was one mortgage loan with a principal balance of $206,076 that was 90 days or more past due and still accruing interest as of December 31, 2025. The Company had a mortgage loan allowance of $45,286 and $43,842 as of September 30, 2026 and December 31, 2025, respectively.

	(Unaudited) September 30, 2026	December 31, 2025
Beginning of year: mortgage loan allowance balance	$43,842	$59,662
Current year change in provision of estimated mortgage loan losses	1,444	(15,820)
End of year: mortgage loan allowance balance	$45,286	$43,842

Major categories of net investment income for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Fixed maturity securities	$37,064	$58,912	$129,225	$168,108
Other long-term assets	13,091	20,231	42,987	72,785
Mortgage loans	186,914	207,437	516,641	678,824
Short-term and other investments	43,451	33,962	135,540	125,336
Gross investment income	280,520	320,542	824,393	1,045,053
Investment expenses	(17,782)	(13,726)	(60,263)	(50,898)
Net investment income	$262,738	$306,816	$764,130	$994,155

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

September 30, 2026

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are summarized as follows:

September 30, 2026 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$3,521,030	$-	$3,521,030
Total fixed maturity securities	$-	$3,521,030	$-	$3,521,030

December 31, 2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
Corporate bonds	$-	$4,183,017	$-	$4,183,017
Total fixed maturity securities	$-	$4,183,017	$-	$4,183,017

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

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited)

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2026 and December 31, 2025 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2026 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$7,671,843	$7,671,843	$7,671,843	$-	$-
Mortgage loans on real estate	9,122,818	8,522,805	-	-	8,522,805
Policy loans	9,076	9,076			9,076
Other long-term investments	820,258	825,373	-	-	825,373
Accrued investment income	131,706	131,706	-	-	131,706
Advances and notes receivable	142,750	142,750	-	-	142,750
Total financial assets	$17,898,451	$17,303,553	$7,671,843	$-	$9,631,710

Financial liabilities
Policyholders’ account balances	$15,637,253	$14,732,802	$-	$-	$14,732,802
Policy claims and other benefits	602,224	602,224	-	-	602,224
Total financial liabilities	$16,239,477	$15,335,026	$-	$-	$15,335,026

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$8,657,535	$8,657,535	$8,657,535	$-	$-
Mortgage loans on real estate	8,857,541	8,163,641	-	-	8,163,641
Policy loans	6,798	6,798	-	-	6,798
Other long-term investments	1,131,333	1,151,925	-	-	1,151,925
Accrued investment income	143,403	143,403	-	-	143,403
Advances and notes receivable	77,083	77,083	-	-	77,083
Total financial assets	$18,873,693	$18,200,385	$8,657,535	$-	$9,542,850

Financial liabilities
Policyholders’ account balances	$16,640,404	$14,315,453	$-	$-	$14,315,453
Policy claims and other benefits	662,198	662,198	-	-	662,198
Total financial liabilities	$17,302,602	$14,977,651	$-	$-	$14,977,651

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

September 30, 2026

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

The disaggregated amounts of net deferred policy acquisition costs (amount capitalized less amount amortized) allocated to the Company’s life and annuity lines of business that reconcile to the total amounts reported in the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
		(Restated)		(Restated)
Life	$281,774	$191,109	$721,306	$580,647
Annuity	(38,699)	(13,453)	(111,684)	(91,678)
Total	$243,075	$177,656	$609,622	$488,969

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited)

4. Deferred Policy Acquisition Costs (continued)

The balances and changes in deferred policy acquisition costs (deferral and amortization) allocated to the Company’s life and annuity lines of business that reconcile to the total amounts reported in the consolidated statement of financial position and consolidated statement of operations as of and for the nine months ended September 30, 2026 and for the year ended December 31, 2025 are summarized as follows:

	Nine Months Ended September 30, 2026
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$4,920,505	$315,302	$5,235,807
Capitalized	1,270,176	27,236	1,297,412
Amortized	(548,870)	(138,920)	(687,790)
Increase (decrease)	721,306	(111,684)	609,622
Deferred policy acquisition costs, ending	$5,641,811	$203,618	$5,845,429

	Year Ended December 31, 2025
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$4,153,865	$398,882	$4,552,747
Capitalized	1,483,341	92,796	1,576,137
Amortized	(716,701)	(176,376)	(893,077)
Increase (decrease)	766,640	(83,580)	683,060
Deferred policy acquisition costs, ending	$4,920,505	$315,302	$5,235,807

5. Liability for Future Policy Benefits

Future policy benefits include reserves for short-duration contracts and long-duration contracts as well as certain reinsurance balances when in a liability position.

The balances and changes in the liability for future policy benefits as of and for the nine months ended September 30, 2026 and for the year ended December 31, 2025 are summarized as follows:

	September 30, 2026		December 31, 2025
	Present Value of Net	Present Value of	Present Value of Net	Present Value of
	Premiums	Benefits	Premiums	Benefits
Balance, beginning of year	$386,422	$980,494	$451,431	$819,597
Effect of changes in discount rate	1,765	41,963	8,672	140,047
Beginning balance at original discount rate	388,187	1,022,457	460,103	959,644
Effect of actual variances from expected	18,633	(17,501)	53,510	18,277
Trued-Up balance	406,820	1,004,956	513,613	977,921
New issuances	7,783	5,311	2,724	1,735
Net premium collected	(135,082)	-	(148,855)	-
Interest accrual	18,128	47,749	20,705	43,184
Withdrawal/surrenders	-	-	-	(383)
Benefit payments	-	(3,679)	-	-
Ending balance at original discount rate	297,649	1,054,337	388,187	1,022,457
Effect of changes in discount rate	(9,465)	(258,368)	(1,765)	(41,963)
Balance, end of year	$288,184	$795,969	$386,422	$980,494
Reinsurance recoverable	$-		$-
Net liability for future policy benefits	$507,785		$594,072
Deferred profit liability	$1,594,734		$1,283,668

The composition of future policy benefits as of September 30, 2026 and December 31, 2025 is summarized as follows:

	September 30, 2026	December 31, 2025
Future policy benefits meeting ASU 2018-12 standards	$507,785	$594,072
Deferred profit liability	1,594,734	1,283,668
Total future policy benefits meeting ASU 2018-12 standards	2,102,519	1,877,740
Future policy benefits not meeting ASU 2018-12 standards:
Reduced paid up and child term rider life insurance contracts	7,544	6,815
Other	597,990	538,753
Total future policy benefits not meeting ASU 2018-12 standards	605,534	545,568
Total future policy benefits	$2,708,053	$2,423,308

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited)

5. Liability for Future Policy Benefits (continued)

The undiscounted expected future benefit payments and gross premiums as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026
		Original	Current
	Undiscounted	Present Value	Present Value
Gross premiums	$1,097,797	$1,060,509	$1,027,238
Benefits	4,511,376	1,054,337	795,969

	December 31, 2025
		Original	Current
	Undiscounted	Present Value	Present Value
Gross premiums	$1,435,709	$1,271,448	$1,265,945
Benefits	4,430,666	1,022,457	980,494

The weighted-average interest rates as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
	Weighted- average interest rate	Weighted- average interest rate
Original discount rate	4.67%	4.50%
Current discount rate	5.88%	4.69%

The weighted-average durations of the liability in years as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
	Weighted- average duration of liability	Weighted- average duration of liability
Original duration of the liability in years	23.76	23.97
Current duration of the liability in years	19.20	23.36

The actual experience during the nine months ended September 30, 2026 and the year ended December 31, 2025 compared to what was expected for the nine months ended September 30, 2026 and for the year ended December 31, 2025 is summarized as follows:

	September 30, 2026
	Amount
	Inforce	Mortality	Lapsation	Total
Expected	$17,486,258	$6,007	$15,080	$21,087
Expected rate		0.03%	0.09%	0.12%
Actual	$17,548,083	$3,679	$-	$3,679
Actual rate		0.02%	0.00%	0.02%
Actual to expected ratio		163.86%	-	575.21%

	December 31, 2025
	Amount
	Inforce	Mortality	Lapsation	Total
Expected	$16,710,479	$7,439	$16,697	$24,136
Expected rate		0.04%	0.10%	0.14%
Actual	$17,303,297	$-	$383	$383
Actual rate		0.00%	0.00%	0.00%
Actual to expected ratio		-	2.3%	1.6%

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited)

6. Policyholders’ Account Balances

The composition of Policyholders’ account balances and deposit-type liabilities as of September 30, 2026 and December 31, 2025 is summarized as follows:

	September 30, 2026	December 31, 2025
Annuities	$14,665,006	$15,797,303
Universal life policies	972,247	843,101
Total Policyholders’ account balances	$15,637,253	$16,640,404
Deposit-type liabilities
Supplemental contracts without life contingencies	$21,685	$60,440
Premium deposit funds	71,647	71,455
Total deposit-type liabilities	$93,332	$131,895

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of September 30, 2026 and December 31, 2025 are presented as follows:

	September 30, 2026
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis point to 50 Basis Points Above Guaranteed Minimum	51 Basis point to 150 Basis Points Above Guaranteed Minimum	Greater than 150 Basis Points Above Guaranteed Minimum	Total
2% to 2.99%	$814,149	$108,674	$2,666,073	$7,539,196	$11,128,092
3% to 3.99%	1,006,253	-	-	3,502,908	4,509,161
Total	$1,820,402	$108,674	$2,666,073	$11,042,104	$15,637,253

	December 31, 2025
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis point to 50 Basis Points Above Guaranteed Minimum	51 Basis point to 150 Basis Points Above Guaranteed Minimum	Greater than 150 Basis Points Above Guaranteed Minimum	Total
2% to 2.99%	$1,126,697	$2,283,397	$4,934,716	$3,874,418	$12,219,228
3% to 3.99%	898,347	143,504	-	3,379,325	4,421,176
Total	$2,025,044	$2,426,901	$4,934,716	$7,253,743	$16,640,404

The change in the policyholders account balances for the nine months ended September 30, 2026 and for the year ended December 31, 2025 are summarized as follows:

	For the Nine Months Ended September 30, 2026	For the Year Ended December 31, 2025
Policyholders’ account balances, beginning	$16,640,404	$19,296,073
Deposits	6,330,835	8,630,331
Withdrawals	(2,800,734)	(8,056,276)
Mortality and expense fees	(4,834,348)	(3,645,670)
Funds withheld under coinsurance agreement	(225,612)	(263,170)
Interest credited	526,708	679,116
Increase (decrease)	(1,003,151)	(2,655,669)
Policyholders’ account balances, ending	$15,637,253	$16,640,404
Weighted Average Crediting Rate	4.60%	3.90%
Cash surrender value	$14,334,720	$15,182,914

Texas Republic Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2026

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance. As a result, our effective tax rate from continuing operations was zero percent for the quarter ended September 30, 2026. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. For the purpose of federal income tax, the Company has net operating loss carryforwards as of September 30, 2026, which expire between 2031 and 2037. Net operating losses generated in 2018 and beyond do not expire and annual utilizations are limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act signed into law on March 27, 2020, repealed the 80 percent limitation for taxable years beginning before January 1, 2021.

The Company and its subsidiaries have no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns, income tax returns in various state jurisdictions, and franchise tax returns in the state of Texas. The 2023 through 2025 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

8. Concentrations of Credit Risk

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $2,471,740 as of September 30, 2026. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of September 30, 2026 are as follows:

2026	$26,403
2027	98,723
Total operating lease payments, undiscounted	$125,126
Less: interest	(23,294)
Lease liability, at present value	$101,832

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

Results of Operations – Three and Nine Months Ended September 30, 2026 and 2025

Revenues

Revenues are primarily from life insurance premium income and investment income. Realized gains and losses on investment holdings can significantly impact revenues from period to period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Premiums and other considerations	$1,236,638	$979,886	$4,082,261	$3,430,986
Net investment income	262,738	306,816	764,130	994,155
Net realized losses on investments	-	(317)	-	(13,346)
Commission income	106,224	49,288	236,749	79,752
Total revenues	$1,605,600	$1,335,673	$5,083,140	$4,491,547

Total revenues increased by $269,927 and $591,593 for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The increases were primarily a result of increased new policy sales as we continue to successfully produce new business and additional commission income. Net investment income decreased due to less total invested assets as the Company has decided to sell less annuities and focus more on life insurance sales over the last few years. The Company also accepted annuity considerations during 2026 and 2025. Annuity considerations contribute to additional net investment income through increased investments but are not classified as premiums and other considerations under total revenues for GAAP reporting.

Expenses

Our expenses relate to operating a financial services holding company, a life insurance company, and two insurance agencies.

Expenses were $1,600,000 and $5,244,125 for the three and nine months ended September 30, 2026, increases of $272,637 and $24,071 from $1,327,363 and $5,220,054 for the three and nine months ended September 30, 2025, respectively. Significant expense categories are discussed below.

Total Benefits and Claims – Mainly due to decreases to death and other benefits the total benefits and claims expense decreased by $27,528 for the nine months ended September 30, 2026 compared to the same period in the prior year. However, mainly due to increases to death and other benefits the total benefits and claims expense increased by 212,694 for the three months ended September 30, 2026 compared to the same period in the prior year. Death and benefit payments can significantly impact expenses from period to period due to timing. Expenses were $452,014 and $1,385,861 for the three and nine months ended September 30, 2026 and $239,320 and $1,413,389 for the three and nine months ended September 30, 2025, respectively. Additionally, there was an increase in future policy benefits from increased production while interest credited to policyholders remained similar to the prior periods as the Company has issued less annuities in the last couple of years.

Commissions – Commission expenses were $514,910 and $1,731,983 for the three and nine months ended September 30, 2026 compared to $534,068 and $1,709,164 for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended, the commission expenses are consistent with the amounts of new business issued and renewal commissions paid on previously issued business, net of any applicable commission recaptured. The commission in the first year of policy issuance is typically significantly greater than the subsequent years. Conversely, in subsequent years with lower renewal commission rates, the Company should realize additional profits on previously issued business as premiums collected will significantly outweigh any renewal commissions paid.

Salaries and Employee Benefits – Salary and employee benefits expense decreased $69,210 and $161,464 for the three and nine months ended September 30, 2026 compared to the same periods in the prior year, respectively. The decrease is primarily related to the reduced costs associated with less full-time employees which was slightly offset by wage increases, and increasing benefits costs consistent with the price increases seen due to inflation pressures over the last year. Alternatively, the Company continues to use more external consultants as opposed to hiring new employees for certain tasks and roles. This decision allows us to save on benefit costs, payroll taxes, other employee overhead expenses, and allows us to pay for their time as needed. This decision has helped to reduce the costs in salaries and employee benefits.

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

Net Income and Loss

The net loss was $160,985, or $(0.01) per share, for the nine months ended September 30, 2026 compared to a net loss of $728,507 or $(0.05) per share, for the nine months ended September 30, 2025. For the three months ending September 30, the net income was $5,600 or $0.00 per share in 2026 and the net income was $8,310 or $0.00 per share in 2025. The improvements of the net income and loss for the three- and nine- months ending September 30, 2026, was primarily attributable to the increases and decreases in revenues and expenses described above.

The weighted average common shares outstanding and subscribed were 16,173,334 and 16,113,508 for the nine months ended September 30, 2026 and 2025, respectively. The weighted average common shares outstanding and subscribed were 16,180,340 and 16,142,452 for the three months ended September 30, 2026 and 2025, respectively.

Financial Position – As of September 30, 2026 and December 31, 2025

Total assets of the Company decreased from $31,669,110 as of December 31, 2025 to $30,583,641 as of September 30, 2026, a decrease of $1,085,469 and was primarily attributable to annuity surrenders which reduced both assets and liabilities. Assets that increased or decreased materially in 2026 were invested assets, cash and cash equivalents, and deferred policy acquisition costs.

Total investments decreased by $805,113, or 5.6%. This decrease was primarily due to maturities and payoffs. Cash and cash equivalents also decreased in order to pay off the annuity surrenders mentioned above. All non-operating cash is held in interest bearing cash equivalent accounts.

We continue to diversify the investment portfolio by our allocation strategy which should provide meaningful risk-adjusted increases to net investment income over the upcoming years and maximize total revenues. In addition, we continue to invest our excess cash in higher yielding investments as suitable options become available. As a result, net investment yield remained relatively stable for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 considering the overall decrease of investable assets.

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

Policyholder liabilities include benefit reserves for both life and annuity policies, claim reserves, deposit funds and advance premiums. Policyholder liabilities decreased by $1,189,680 at September 30, 2026 compared to December 31, 2025. The decrease is primarily related to annuity surrenders.

Total shareholders’ equity of the Company increased from $10,832,581 as of December 31, 2025 to $10,866,614 as of September 30, 2026, an increase of $34,033. The increase is mainly due to a positive change in accumulated other comprehensive loss due to interest rate movements in the market for the nine months ended September 30, 2026, plus some additional capital raised. Those increases were offset by the net loss from operations for the nine months ended September 30, 2026.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through an organizational offering, four private placement offerings, an intrastate public stock offering, and a rights offering to existing shareholders only. Through September 30, 2026, we received $29,526,795 from the sale of 16,237,760 shares and incurred offering costs of $2,774,812. Since inception through December 31, 2018, the Company purchased 3,000 shares of the Company’s common stock for $15,000 held as treasury stock. Additionally, TRLIC has purchased another 111,000 shares of TRCC common stock at a cost of $118,210 since 2018. The shares were purchased to compensate agents under TRLIC’s Agent Stock Incentive Plan (“ASIP”). The Company has issued 16,080 treasury shares under the ASIP since inception of the plan and another 51,000 treasury shares as part of employment agreements and/or bonuses to employees. The remaining 43,920 shares held by TRLIC and the 3,000 shares held by TRCC total 46,920 shares. These shares are held as treasury shares in the consolidated financial statements.

We had cash and cash equivalents totaling $7,671,843 as of September 30, 2026. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest-bearing accounts up to $250,000. Uninsured balances aggregate $2,471,740 as of September 30, 2026. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 4,375,000 common shares at $.02 per share to its organizing shareholders in May of 2012 for total proceeds of $87,500. Subsequently, the Company completed three private placement stock offerings which raised $10,249,000 through the issuance of 8,490,000 shares from the private placement offerings in 2012 and 2013, including a private placement of 2,000,000 shares for $5,000,000 between February and November 2013. The Company incurred $1,215,569 in offering costs to issue these shares. On May 31, 2022, the Company began a rights offering to existing shareholders only. The rights offering ended on September 30, 2022. Through this rights offering, the Company raised $4,400,652 and incurred $77,615 of offering costs through the sale of 733,442 shares of its common stock. At the beginning of 2023, the Company began another private placement stock offering which has raised $4,779,158 and incurred $37,502 of offering costs through the subscription of 637,221 shares of its common stock. These shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “1933 Act”) contained in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. No underwriter was involved in connection with the issuance of these shares, and we paid no finder’s fees in the private placements.

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

TEXAS REPUBLIC CAPITAL CORPORATION
a Texas corporation

November 13, 2026	By:	/s/ Timothy R. Miller
Timothy R. Miller,
President and Chief Executive Officer

November 13, 2026	By:	/s/ Shane S. Mitchell
Shane S. Mitchell,
Chief Financial Officer